Form 10-Q
period 2011-03-31
KOPJAGGERS INC.
filed 2012-05-17
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54307

Kopjaggers inc

(Exact name of small business issuer as specified in its charter)

           Michigan                  5990                        27-2037711

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                           Code Number)

         or organization)

28325 Utica Road

Roseville, MI  48066

321-507-7826

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X    No

The number of shares of Common Stock, -  500,000 shares outstanding as of April 30, 2012.

Transitional Small Business Disclosure Format (check one): Yes x  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31,2011(unaudited) and December 31, 2010 (audited);
Statements of Operations for the Three months ended March 31,2011, and from Inception(February 23, 2010) to March 31, 2010 and From Inception(February 23, 2010) to March 31, 2011(unaudited)
Statement of Stockholders’ Deficit from Inception (February 23, 2010) March 31, 2011 (unaudited);
Statements of Cash Flows for the Three months ended March 31,2011, and from Inception(February 23, 2010) to March 31, 2010 and From Inception(February 23, 2010) to March 31, 2011)(unaudited);
Notes to Interim Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended March 31,2011 are not necessarily indicative of the results that can be expected for the full year.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

increased competitive pressures from existing competitors and new entrants;

our ability to raise adequate working capital;

deterioration in general or regional economic conditions;

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

loss of customers or sales weakness;

inability to achieve sales levels or other operating results;

the unavailability of funds for capital expenditures; and

operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

(left intentionally blank)

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	MARCH 31, 2011	DECEMBER 31, 2010
	(unaudited)
ASSETS

CURRENT
Cash	$ 38	$ 200

TOTAL ASSETS	38	$ 200

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES

Note payable - related party	$ 2,550	$ 550

Total Liabilities	2,550	550

STOCKHOLDER’S EQUITY

SHARE CAPITAL
authorized, 10,000,000 common shares, no par value,
- issued and fully paid - 500,000 shares	200	200

ACCUMULATED DEFICIT during development stage	(2,712)	(550)

Total Stockholder’s Equity	(2,512)	(350)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 38	$ 200

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2011	From Inception (February 23, 2010) to March 31, 2010	From Inception (February 23, 2010) to March 31, 2011

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	2,162	-	2,712

Total Operating Expenses	2,162	-	2,712

NET LOSS	$ (2,162)	$ -	$ (2,712)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	500,000

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.00)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2011	From Inception (February 23, 2010) to March 31, 2010	From Inception (February 23, 2010) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,162)	$ -	$ (2,712)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:	-	-	-
Subscription receivable	-	-	-
		-	-

Net cash used in operating activities	(2,162)	-	(2,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	2,000	-	2,550
Issuance of common stock	-	-	200

Net cash provided by financing activities	2,000	-	2,750

(DECREASE) INCREASE IN CASH	(162)	-	-

CASH, Beginning of period	200	-	-

CASH, End of period	$ 38	$ -	$ 38

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICT
FROM INCEPTION(FEBRUARY 23, 2010) TO MARCH 31, 2011

			Deficit
			Accumulated
			During
	Common Shares		Development
	Number	Amount	Stage	Totals

Balance - February 23, 2010	1	$ 1	$ -	$ 1

Common shares issued for cash, $.0004, July 2010	499,999	199	-	199

Net Loss - December 31, 2010	-	-	(550)	(550)

Balance - December 31, 2010	500,000	$ 200	$ (550)	$ (350)
Net Loss - March 31, 2011	-	-	(2,162)	(2,162)

Balance - March 31, 2011	500,000	$ 200	$ (2,712)	$ (2,512)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

KOPJAGGERS INC.. (the “Company”) was incorporated in the State of Florida on February 23, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which is to buy artwork from throughout the world and sell these artworks through the Company's web site which is presently under construction may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholder’s deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise funds.

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KOPJAGGERS INC.

 (A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

       (d)

       Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

       (e)

       Income taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash and due to shareholder approximate their fair value due to the short period of these instruments.

(h)    Stock Based Compensation:

SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  establishes and encourages the use of the fair value based method of accounting for stock-based compensation  arrangements under which compensation cost is determined using the fair value of stock-based  compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current  intrinsic value accounting  method specified  in  Accounting  Principles  Board  ("APB")

KOPJAGGERS INC.

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(h)    Stock Based Compensation (continued):

Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.  The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability.  Stock option awards are valued using the Black-Scholes option-pricing model.

(i)    Comprehensive Income:

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

NOTE 2 -  CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 10,000,000 shares consisting of common shares with no par value.

In July 2010, the Company issued a total of 500,000 shares to Kopjaggers Consulting, LLC for a total consideration of $200.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Auditing Standards Update (ASU) 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI). The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

KOPJAGGERS INC.

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2011

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS(CONTINUED)

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not have, or are not expected to have a material impact on the Company’s present or future financial statements.

 Effective at inception, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of March 31, 2011 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$             2,712

                   Equity instruments issued for compensation                       -

             Total deferred tax assets

               2,712

                   Less valuation allowance

         (2,712)

$          --====

At March 31, 2011, the Company had a net operating loss carry–forward for Federal income tax purposes of $2,712 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $750, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

KOPJAGGERS INC.

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2011

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through March 31, 2011, the Company has had no operations.  As of March 31, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been reviewed from the period after the balance sheet date through the period that the report is available to be issued, which is the date of filing with the Securities and Exchange Commission.

Item 2. Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Background Overview

Kopjaggers, Inc. was incorporated on February 23, 2010 in the State of Florida. We commenced operations in July 2010.  Kopjaggers, Inc. is a development stage company focused on the business of the buying and then the auctioning of artwork (more specifically, paintings and sculptures) from around the world through our website www.kopjaggers.com

We recently launched our preliminary website which provides some basic corporate information.  We expect that we will build out our website to have additional features for our expected audience of art collectors.

Our plan of operations is to build our website to be the leading site on the Internet for AmJohnans interested in buying fine art from around the world.

Since our inception on February 23, 2010   through March 31, 2011 , we have not generated any revenues and have incurred a net loss of $2,712

As of the date of this we have only one officer and director acting as our sole employee, who we anticipate devoting only a small portion of his time to the company going forward. Additionally, even with the sale of securities, we will not have the financial resources needed to hire additional employees or meaningfully expand our business. We anticipate operating losses for at least the next 12 months. Even if we sell all the securities, the majority of the proceeds will be spent for advertising expenses and additional website development. Investors should realize that following this offering we will be required to raise additional capital to cover the costs associated with our plans of operation.

.

PLAN OF OPERATIONS

Our plan of operations is to build our website to be the leading site on the Internet for AmMR.ans interested in buying fine art from around the world.

The Auction Business

The purchase and sale of works of art in the international art market are effected through numerous dealers, the major auction houses, the smaller auction houses and also directly between collectors. Although dealers and smaller auction houses generally do not report sales figures publicly, the Company believes that dealers account for the majority of the volume of transactions in the international art market.

Kopjaggers, Inc. intends to auction unique items, and their value, therefore, can only be estimated prior to sale. Kopjaggers’ principal role as an auctioneer will be to identify, evaluate, and appraise works of art; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.  In its role as auctioneer, the Company intends to also function as an agent accepting property on consignment from its selling clients. The Company will sell property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer, and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commission, expenses, and applicable taxes. All buyers will pay a premium (known as the buyer's premium) to the Kopjaggers, Inc. on auction purchases. Kopjaggers will also charge consignors a selling commission. Our sources of revenue will include transaction fees and advertising on our website.

Kopjaggers’ operating revenues will be significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom, and the major countries of continental Europe and Asia (principally Japan and Hong Kong); political conditions in various nations; the presence of export and exchange controls; local taxation, including taxes on sales of auctioned property; competition; and the amount of property being consigned to art auction houses.

Kopjaggers expect that our business is seasonal, with peak revenues and operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons.

The Auction Market

Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale.  The owner of a work of art wishing to sell it has three options: sale or consignment to, or private brokerage by, an art dealer; consignment to, or private sale by, an auction house; or private sale to a collector or museum without the use of an intermediary. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust.

A complex array of factors may influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; the extent of the prior relationship, if any, between the seller and the firm; the reputation and historic performance by a firm in attaining high sale prices in the property's specialized category; the breadth of staff expertise; the desire for privacy on the part of sellers and buyers; the amount of cash offered by a dealer or other purchaser to purchase the property outright compared with the estimates given by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists and management, have established with potential sellers.

It is not possible to measure the entire international art market or to reach any conclusions regarding overall competition because dealers and smaller auction firms frequently do not publicly report annual sales totals.

Our Website

Our plan of operations is to develop a comprehensive website for AmMR.an consumers interested in purchasing fine arts from around the world.

We plan to generate revenues from advertising fees from companies seeking to reach our expected audience of purchasers.

We plan to generate revenues from advertising fees from companies seeking to reach our expected audience.  Our audience is expected to include educated and high net worth individuals.  Our preliminary advertising plan will be to join an advertising network such as Google’s AdSense. AdSense is an ad serving application run by Google Inc. Website owners can enroll in this program to enable text, image, and video advertisements on their websites. These advertisements are administered by Google and generate revenue on either a per-click or per-impression basis.

Many websites use AdSense to monetize their content; it is a very popular advertising network. AdSense has been particularly important for delivering advertising revenue to small websites that do not have the resources for developing advertising sales programs and sales people. To fill a website with advertisements that are relevant to the topics discussed, webmasters implement a brief script on the websites' pages.

There are several other competing programs that we could make application to in the event we are unable to secure a relationship with Google’s Adsense.

Some of the features we are considering include a search engine for artwork that is currently for sale from our own inventory as well as for featured artists with whom we will develop exclusive rights to sell their art.

Growth Strategy

We have a plan to grow our business which requires us to build an audience for our website. Key elements of our strategy include:

Build Strong Brand Awareness.  We believe that it is essential to establish a strong brand with Internet users and within certain segments of the art industry. We intend to utilize online marketing such as search engine placement and social to promote our brand to consumers. We intend to market our company at various art events, at art shows and exhibitions, and through various offline channels such as magazines and radio subject to available financing. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of-mouth.

Develop an audience:  In order to attract users to our products, we intend to utilize online and offline advertising campaigns to grow our business as funds allow. We believe that we also can attract more users by giving our visitors an excellent user experience that is results in good word by word-of-mouth among our actual and intended customers.

Quality User Base:  We believe that, in addition to increasing our reach, we need to develop a quality our user base. We believe that high quality content will attract a quality user base.

The following are a sample of the creative approaches and tactics we may use to build our brands:

Media advertisements (newspaper and magazine) that will be placed with the advice of media buying professionals;

Improved electronic presence (enhanced website and e-mail communication);

Competition

There are few if any barriers to entry into Internet commerce.  Competition is intense in our industry. The company competes with other websites that are dedicated to art sales Our business is highly competitive. We also compete with traditional media and auction houses catering to the art market. All of our competitors are more experienced and have greater financial resources than our company as we have generated no revenue and has limited assets and experience.

It is our estimate that important factors affecting our ability to compete successfully include:

trade and consumer promotions;

rapid and effective acquisition of works of art;

branded product advertising; and pricing.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history and no history as a public reporting company. Such limited operating history and the unpredictability of the beverage industry makes it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated January 17, 2011 our registered public accounting firm stated that our financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit, as we have experienced net operating losses since inception. Our continued net operating losses and our auditors’ doubts may hinder our ability to secure financing in the future and our efforts to continue as a going concern may not prove successful.

Risks related to our management

Our Management has no experience in the beverage industry

Mr. Eggermont, officer and director, has no experience in framing an auction business and no experience in the beverage industry. The lack of experience in the industry could impact our return on investment, if any.

Mr. Eggermont is involved with other interests and there can be no assurance that he will continue to provide services to us. Mr. Eggermont’s limited time devotion, less than 20 hours per month, to Kopjaggers could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Eggermont is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Eggermont’s ability to work on behalf of our company. Mr. Eggermont may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Eggermont will devote only a portion, less than 20 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

We are highly dependent on our sole officer and director to operate and manage the Company as he is currently the Company’s only officer and director as well as employee. Loss of Mr. Eggermont could result in our operations halting.

The success of the Company's business is highly dependent upon the services, efforts and abilities of MR. Eggermont, the Company's President and Chief Executive Officer.  The business of the Company could be materially and adversely affected by the loss of any of Mr. Eggermont.  The Company does not maintain key man life insurance on the life of Mr. Eggermont.  The Company does not have any employment agreement with Mr. Eggermont.

Risks Relating to Our Organization

We are controlled by a principal stockholder

MR. Eggermont our majority shareholder, owns a significant percentage of are common stock and will be able to exercise significant influence over Kopjaggers’s affairs.

Mr. Eggermont beneficially owns approximately 500,000 of our outstanding shares of common stock, or approximately 100% of our common stock.  As such, Mr. Eggermont has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31,2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit

number

Exhibit description

Filed

herewith

Form

1

31

Certification pursuant to Section 302 of the Sarbanes-Oxley Act

X

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act

X

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kopjaggers Inc.

By:/s/ John Eggermont

John. Eggermont , President,

Chief Executive Officer

Chief Financial Officer

Date: May 17, 2012