Form 10-K
period 2011-12-31
KOPJAGGERS INC.
filed 2012-05-17
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 000-54307

Kopjaggers inc.

(Name of small business issuer in its charter)

Michigan

27-2037711

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification

or organization)

No.)

28325 Utica Road  Roseville MI 48066

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: 321-507-7826

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of April 1, 2012.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 as of April 30, 2012.

Transitional Small Business Disclosure Format (Check one): Yes [X ] No

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OUR BUSINESS

(a)	Business Development

Kopjaggers inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Michigan on February 23, 2010 . Since inception through December 31, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.

(b)	Business of Issuer

The Company has a plan of operations to engage in the business of the buying and then the auctioning of artwork (more specifically, paintings and sculptures) from around the world through our website www.kopjaggers.com

We recently launched our preliminary website which provides some basic corporate information.  We expect that we will build out our website to have additional features for our expected audience of art collectors.

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

Our Website

Our plan of operations is to develop a comprehensive website for American consumers interested in purchasing fine arts from around the world.

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

RISKS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated little to no revenue. Specifically the Company, while in the development stage, is proceeding with its business plan by developing its energy drink product. If we cannot obtain sufficient funding, we may have to delay or cease the implementation of our business strategy.

We are a development stage company organized in February 2010 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Although we have established a business plan, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service and products, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of KOPJAGGERS, INC.  to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

WE NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.  IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

The development of our product will require the commitment of substantial resources to implement our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely that we will need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners. We have no current plans for additional financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE REQUIRE AT LEAST $10,000 TO BEGIN OPERATIONS. IF WE DO NOT SECURE IT, OUR BUSINESS WILL FAIL AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Management believes that we require a minimum funding of $10,000 to begin operations. In the event we are unable to secure that amount of funding through this offering or other funding sources, our business will not commence and you will lose your entire investment.

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

We are a relatively young company with no operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our website and our products, the level of our competition, and our ability to attract and maintain key management and employees.

If we do not raise additional funds, we not be able to operate our business and will have to stop development of our business plan.

We may not be able to obtain additional funds that we will require. We do not presently have adequate cash from operations or financing activities to meet our short term or long-term needs. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements.  If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property.

This company does not have cash from operations; this company has no cash reserves or sources of revenue.

We expect to incur net losses in future quarters

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

If Kopjaggers Consulting, LLC does not provide us with capital, we will cease operations.

We rely on funding from our sole shareholder, Kopjaggers Consulting, LLC and expect to continue to do so. There can be no assurance that Kopjaggers Consulting, LLC can or will supply us with some or all of the funds needed to complete our business plan.  We do not have a commitment verbal or written from Kopjaggers Consulting, LLC to provide us with additional funding at this time. The failure to secure additional financing from Kopjaggers Consulting, LLC will cause us to cease operations.   To date, there is no guarantee any monies will be raised from any source including Kopjaggers Consulting, LLC or John Castillo Eggermont.

We are highly dependent on John Castillo Eggermont, our President and CEO. The loss of Mr. Castillo Eggermont, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on John Castillo Eggermont, our President and CEO.  Mr. Castillo Eggermont has no specific knowledge or expertise in art. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Castillo Eggermont.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered. Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

If capital is not available to us to expand our business operations, we will not be able to pursue our business plan.

We will require a minimum of $200,000 to complete our website and market it to consumers and potential advertising partners. Cash flows from operations, to the extent available, will be used to fund these expenditures. We intend to seek additional capital from loans from our shareholder and from public and private equity offerings. Our ability to access capital will depend on reaching certain milestones in our business plan such as attracting a sizable number of viewers. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

Our business may be sensitive to events affecting the international art community and industry in general.

Events like the war with Iraq or the terrorist attacks on the U.S. in 2001 or the current global financial crisis have a negative impact on the international art community and industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the art industry. However, our business may also benefit if artists and galleries increase their efforts to promote special offers or other marketing programs. If such events result in a long-term negative impact on the art community and industry, such impact could have a material adverse effect on our business.

We may not be able to develop awareness of our brand name.

We believe that creating awareness of the Kopjaggers brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business could be materially adversely affected.

We will not be able to attract artists, galleries, brokers or Internet users if we do not build out our website and continually enhance and develop the content and features of our products and services.

We must complete the development of our website and continually improve the responsiveness, functionality and features of our products and services. We may not succeed in developing features, functions, products or services that artists, galleries, brokers and Internet users find attractive. This could reduce the number of artists, galleries, brokers and Internet users using our products and materially adversely affect our business.

We may not be able to access third party technology upon which we depend.

We use and will continue to require technology and software products from third parties, Technology may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to build out our existing site.  This could cause delays in our development and introduction of new services and related products or enhancements of existing products until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

There is a high degree of risk that our website will not turn out to be commercially viable.

A website such as ours involves a high degree of risk that will not attract a sufficient number of consumers to become commercially viable. The costs building and marketing our website is uncertain.  We cannot insure that we will develop a website that has the features that will be popular with the number of consumers necessary to attract paying advertisers.

Risks related to our management

Our Management has no experience in the beverage industry

Mr. Castillo Eggermont, our sole officer and director, has no previous experience in the art business. All business decisions made by him regarding art will be in reliance on the advice of others due to this lack of experience. If reliable advice is not available, it is unlikely our business will succeed. The lack of experience in the industry could impact our return on investment, if any.

As a result of our reliance on Mr. Castillo Eggermont, his lack of experience in developing an auction business, our investors are at risk in losing their entire investment. Mr. Castillo Eggermont intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Castillo Eggermont to make the appropriate management decisions.

Mr. Castillo Eggermont is involved with other interests and there can be no assurance that he will continue to provide services to us. Mr. Castillo Eggermont’s limited time devotion, less than 20 hours per month, to Kopjaggers, Inc. could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Castillo Eggermont is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Castillo Eggermont’s ability to work on behalf of our company. Mr. Castillo Eggermont may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Castillo Eggermont will devote only a portion, less than 20 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

We are highly dependent on our sole officer and director to operate and manage the Company as he is currently the Company’s only officer and director as well as employee. Loss of Mr. Castillo Eggermont could result in our operations halting.

 The success of the Company's business is highly dependent upon the services, efforts and abilities of Castillo Eggermont, the Company's President and Chief Executive Officer.  The business of the Company could be materially and adversely affected by the loss of any of Mr. Castillo Eggermont.  The Company does not maintain key man life insurance on the life of Mr. Castillo Eggermont.  The Company does not have any employment agreement with Mr. Castillo Eggermont.

Our results of operations may fluctuate due to seasonality.

Our sales are subject to seasonality. For example, we may typically experience higher sales in summer time in coastal cities while sales remain constant throughout the entire year in some inland cities.

Risks Relating to Our Organization

We are controlled by a principal stockholder.

Kopjaggers Consulting, LLC, is our largest stockholder, holding beneficially, as of July 4 2010, approximately one hundred percent of our outstanding shares. Through their share ownership, they are in a position to control Kopjaggers, Inc. and to elect our entire board of directors.

John Castillo Eggermont, our President and CEO and director, is the managing member of Kopjaggers Consulting, LLC of which the only other member is Ross Collette.

Accordingly, this entity will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline.

Notwithstanding the exercise of his fiduciary duties as officer and director and any duties that such other stockholder may have to us or our other stockholders in general, Mr. Castillo Eggermont as managing member of Kopjaggers Consulting, LLC may have interests different than yours.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this prospectus, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

Because our common stock is deemed a low-priced “penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

As a result of our placing your invested funds into a segregated account as opposed to an escrow account, the funds are subject to attachment by creditors of the company, thereby subjecting you to a potential loss of the funds.

Because the funds are being placed in a segregated account rather than an escrow account, creditors of the company could try to attach, and ultimately be successful in obtaining or attaching the funds before the offering closes. Investors would lose all or part of their investments if this happened, regardless of whether or not the offering closes.

Our preferred stock holders may have superior rights which could affect the rights of the common stockholders.

The Company is authorized to issue preferred stock.  The Board, without stockholder approval, may issue shares of the preferred stock with rights and preferences adverse to the voting power or other rights of the holders of the Common Stock.  No preferred stock has been issued.  See "Description of Capital Stock -- Preferred Stock."

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a “large accelerated filer” nor an “accelerated filer”, we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We have never declared a cash dividend on our common stock and do not expect to pay cash dividends for the foreseeable future. We expect that all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business.

Our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act once this Registration Statement becomes effective which will be automatically be 60 days after filing..

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

EMPLOYEES

As of December 31, 2011, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

ITEM 3. LEGAL PROCEEDINGS.

The company is not  party to any legal proceedings .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2011 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We plan to become a developer of renewable energy technologies for the commercial industrial and utility markets.  Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly energy cost due to the volatility associated with these energy supplies. We believe we can become a leading energy solutions supplier to industrial, commercial and public sector clients.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $2,750  order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 8A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ecause of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

We believe that our failure to include this report on internal controls has not negatively impacted the effectiveness of of our disclosure controls and procedures as of December 31, 2011.

We acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

          The following table and subsequent discussion contains the complete and accurate information concerning our director and executive officer, his age, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering. Our director is not independent.

Name	Age	Term Served	Title / Position(s)

John Castillo Eggermont	45	Since 2010	President & Director

 There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

John Castillo Eggermont, age 45. Mr. Castillo Eggermont has been the president and director since inception. He serves as a deployment training officer, on an active duty in the United States Army and has deployed to Iraq.  This position consumes approximately 40 hours per week. He speaks five languages fluently and has significant business relations in Europe and South America.

        Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

          No officer, director, or persons nominated for such positions and no promoters or significant employee of KOPJAGGERS, INC.  Energy, Inc. has been involved in legal proceedings that would be material to an evaluation of officers and directors.

EXECUTIVE COMPENSATION

The officers and directors have not received any monetary compensation or salary since the inception of the Company. The officers and directors have agreed to not receive any compensation or enter into any employment agreements until the Company has become profitable for four consecutive quarters.

Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to KOPJAGGERS, INC., or for each meeting attended except for reimbursement of out-of-pocket expenses.  There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Kopjaggers, Inc. did not grant any stock options to the executive officer during the most recent fiscal year ended December 31, 2011. Kopjaggers, Inc. has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation

There is no plan to offer Compensation to Mr. Castillo Eggermont at this time.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1

Articles of incorporation dated June 3, 2006(1)

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

 We have been billed $2,400 for our audit of the annual filing on Form 10-K, for the year ended December 31, 2011 by our current audit firm, Peter Messineo, CPA.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

There were no fees billed during this fiscal period for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kopjaggers inc.

Dated:

May 17, 2012

s/s John Castillo Eggermont

John Castillo Eggermont, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ John Castillo Eggermont

(Principal Executive

----------------------------

and Accounting Officer)

May 17, 2012

John Castillo Eggermont

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Kopjaggers, Inc.

I have audited the balance sheets of Kopjaggers, Inc. as of December 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years ended December 31, 2011 and 2010 and the period February 23, 2010 (date of inception) through December 31, 2011. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Kopjaggers, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and 2010 and for the period February 23, 2010 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s

Peter Messineo, CPA

Palm Harbor, Florida

March 6, 2012

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS AT DECEMBER 31,	~~,~~  2011	2010

ASSETS

CURRENT
Cash	$ -	$ 200

TOTAL ASSETS		$ 200

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES

Note payable - related party	$ 2,550	$ 550

Total Liabilities	2 , 550	550

STOCKHOLDER EQUITY

SHARE CAPITAL
authorized, 10,000,000 common shares, no par value,
- issued and fully paid - 500,000 shares	200	200

ACCUMULATED DEFICIT during development stage	(2,750)	(550)

Total Stockholder Equity	(2,550)	(350)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ -	$ 200

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2011	From Inception (February 23, 2010) to December 31, 2010	From Inception (February 23, 2010) to December 31, 2011

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	2,200	550	2,750

Total Operating Expenses	2 , 200	550	2,750

NET LOSS	$ (2,200)	$ (550)	$ (2,750)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	500,000	222,222

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2011		From Inception (February 23, 2010) to December 31, 2010	From Inception (February 23, 2010) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,200)		$ (550)	$ (2,750)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services and expenses	-		-	-
Changes in operating assets and liabilities:	-		-	-
Subscription receivable	-		-	-
			-	-

Net cash used in operating activities	(2,200)		(550)	(2,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	2,000		550	2,550
Issuance of common stock	-		200	200

Net cash provided by financing activities	2,000		750	2.750

(DECREASE) INCREASE IN CASH	(200)		200	-

CASH, Beginning of period	200		-	-

CASH, End of period	$ -		$ 200	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -		$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT
FROM INCEPTION(FEBRUARY 23, 2010) TO DECEMBER 31, 2011

			Deficit
			Accumulated
			During
	Common Shares		Development
	Number	Amount	Stage	Totals

Balance - February 23, 2010	1	$ 1	$ -	$ 1

Common shares issued for cash, $.0004, July 2010	499,999	199	-	199

Net Loss - December 31, 2010	-	-	(550)	(550)

Balance - December 31, 2010	500,000	$ 200	$ (550)	$ (350)
Net Loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011	500,000	$ 200	$ (2,750)	$ (2,550)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise funds.

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Codification Topic 915.  Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

(h)    Stock Based Compensation:

The Company accounts for stock-based compensation using the fair value based method (Financial Accounting Standards Board Codification Topic 718).  Compensation costs are measured using the fair value of stock determined as of the date of grant and is recognized over the periods in which the related services are rendered.

(i)    Comprehensive Income:

The Company follows Financial Accounting Standards Board Codification Topic 220, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The Company is reliant on funding current cash flow requirements by the sole officer, director and shareholder. There is no written commitment for future funding.  Amounts advanced by director are non-interest bearing, unsecured, with no fixed terms of repayment.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2011 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$             2,750

                   Equity instruments issued for compensation                       -

             Total deferred tax assets

               2,750

                   Less valuation allowance

         (     2, 750)

$          --====

At December 31, 2011, the Company had a net operating loss carry–forward for Federal income tax purposes of $2,750 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $950, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through December 31, 2011, the Company has had no operations.  As of December 31, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been reviewed from the period after the balance sheet date through the period that the report is available to be issued, which is the date of filing with the Securities and Exchange Commission.