Form 10-Q
period 2012-03-31
KOPJAGGERS INC.
filed 2012-05-22
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Balance Sheets as of March 31, 2012(unaudited) and December 31, 2011 (audited);
Statements of Operations for the three months March 31,2012and 2011 and from Inception(February 23, 2010) to March 31, 2012
Statement of Stockholders’ Deficit from Inception (February 23, 2010) March 31, 2012 (unaudited);
Statements of Cash Flows for the three months ended March 31,2012 and 2011, and from Inception (February 23, 2010) March 31,2012 (unaudited);
Notes to Interim Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

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

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	MARCH 31, 2012	DECEMBER 31, 2011
	(unaudited)
ASSETS

CURRENT
Cash	$ 200	$ 0

TOTAL ASSETS	200	$ 0

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES

Note payable - related party	$ 2,750	$ 2,550

Total Liabilities	2,750	2,550

STOCKHOLDER EQUITY

SHARE CAPITAL
authorized, 10,000,000 common shares, no par value,
- issued and fully paid - 500,000 shares	200	200

ACCUMULATED DEFICIT during development stage	(2,750)	(2,750)

Total Stockholder Equity	(2,550)	(2,550)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 200	$ 0

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	From Inception (February 23, 2010) to March 31, 2012
	(unaudited)	(unaudited)	(unaudited)
REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	-	2,162	2,750

Total Operating Expenses	-	2,162	2,750

NET LOSS	$ -	$ (2,162)	$ (2,750)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	500,000	500,000

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2011	From Inception (February 23, 2010) to March 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ -	$ (2,162)	$ (2,750)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:	-	-	-
Subscription receivable	-	-	-
		-	-

Net cash used in operating activities	-	(2,162)	(2,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	200	2,000	2,750
Issuance of common stock	-	-	200

Net cash provided by financing activities	200	2,000	2,950

(DECREASE) INCREASE IN CASH	200	(162)	200

CASH, Beginning of period	200	200	-

CASH, End of period	$ 200	$ 38	$ 200

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER EQUITY
FROM INCEPTION (FEBRUARY 23, 2010) TO MARCH 31, 2012

			Deficit
			Accumulated
			During
	Common Shares		Development
	Number	Amount	Stage	Totals

Balance - February 23, 2010	1	$ 1	$ -	$ 1

Common shares issued for cash, $.0004, July 2010	499,999	199	-	199

Net Loss - December 31, 2010	-	-	(2,550)	(2,550)

Balance - December 31, 2010	500,000	$ 200	$ (2,550)	$ (2,350)
Net Loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011	500,000	$ 200	$ (2,750)	$ (2,550)

Net Loss – March 31, 2012 (unaudited)	-	-	-	-

Balance – March 31, 2012 (unaudited)	500,000	$ 200	$ (2,750)	$ (2,550)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2012

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

March 31, 2012

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

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2012

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Auditing Standards Update (ASU) 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI). The amendments to this standard require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not have, or are not expected to have a material impact on the Company’s present or future financial statements.

KOPJAGGERS INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2012

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS(CONTINUED)

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

Deferred income taxes reflect  the net tax effects of temporary differences  between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of March 31, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$                  2,750

                   Equity instruments issued for compensation                     -

             Total deferred tax assets

                    2,750

                   Less valuation allowance

                  (2,750)

$               --====

At March 31, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $2,750 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $950, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through March 31, 2012, the Company has had no operations.  As of March 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any

KOPJAGGERS INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2012

adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Since our inception on February 23, 2010   through March 31, 2012 , we have not generated any revenues and have incurred a net loss of $2,750

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

In their report dated March 6, 2012 our registered public accounting firm stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit, as we have experienced net operating losses since inception. Our continued net operating losses and our auditors’ doubts may hinder our ability to secure financing in the future and our efforts to continue as a going concern may not prove successful.

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

Mr.Eggermont beneficially owns approximately 500,000 of our outstanding shares of common stock, or approximately 100% of our common stock.  As such, Mr. Eggermont has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 22, 2012