Form 10-Q
period 2012-06-30
KOPJAGGERS INC.
filed 2012-08-16
CIK 1515319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54307

Kopjaggers, Inc

(Exact name of small business issuer as specified in its charter)

Michigan	5990	27-2037711
----------------	----------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

28325 Utica Road

Roseville, MI 48066

321-507-7826

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for suc h shorter period that the registrant was required to file such reports), and (2) has be en subject to such filing requirements for the past 90 days. Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)   Accelerated filer (__)   Non-accelerated filer* (__)   Smaller reporting company (X)

 (*Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X     No

The number of shares of the issuer’s common stock, no par value, outstanding as of August 14, 2012 was 500,000.

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements.
Balance Sheets for the periods ending June 30, 2012 (unaudited) and December 31, 2011 (audited)
Statements of Operations for the six month periods ending June 30, 2012 and 2011 and from Inception (February 23, 2010) through June 30, 2012 (unaudited)
Statement of Stockholders’ Deficit from Inception (February 23, 2010) through June 30, 2012
Statements of Cash Flows for the six month periods ending June 30, 2012 and 2011 (unaudited)
Notes to Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II. Other Information
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits
Signatures

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	June30, 2012	DECEMBER 31, 2011
	(unaudited)	(audited)
ASSETS
CURRENT
Cash	$ 200	$ 0

TOTAL ASSETS	200	$ 0

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES

Note payable - related party	$ 2,750	$ 2,550

Total Liabilities	2,750	2,550

STOCKHOLDER EQUITY
SHARE CAPITAL
authorized, 10,000,000 common shares, no par value,
- issued and fully paid - 500,000 shares	200	200

ACCUMULATED DEFICIT during development stage	(2,750)	(2,750)

Total Stockholder Equity	(2,550)	(2,550)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 200	$ 0

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 31, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From Inception (February 23, 2010) to June 30, 2012

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES:
General and administrative	-	36	-	2,198	2,750

Total Operating Expenses	-	36	-	2,198	2,750

NET LOSS	$ -	$ (36)	$ -	$ (2,198)	$ (2,750)

WEITHTED AVERAGE NUMBER OS SHARES OUTSTANDING	500,000	500,000	500,000	500,000

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	From Inception (February 23, 2010) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ -	$ (2,198)	$ (2,750)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:	-	-	-

		-	-
Net cash used in operating activities	-	(2,198)	(2,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	200	2,000	2,750
Issuance of common stock	-	-	200

Net cash provided by financing activities	200	2,000	2,950

INCREASE (DECREASE) IN CASH	200	(198)	200

CASH, Beginning of period	200	200	-

CASH, End of period	$ 200	$ 2	$ 200

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER EQUITY
FROM INCEPTION (FEBRUARY 23, 2010) TO JUNE 30, 2012

			Deficit
			Accumulated
			During
	Common Shares		Development
	Number	Amount	Stage	Totals

Balance - February 23, 2010	1	$ 1	$ -	$ 1

Common shares issued for cash, $.0004, July 2010	499,999	199	-	199

Net Loss - December 31, 2010	-	-	(2,550)	(2,550)

Balance - December 31, 2010	500,000	$ 200	$ (2,550)	$ (2,350)
Net Loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011	500,000	$ 200	$ (2,750)	$ (2,550)

Net Loss – June 30, 2012 (unaudited)	-	-	-	-

Balance – June 30, 2012 (unaudited)	500,000	$ 200	$ (2,750)	$ (2,550)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

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

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.  In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2012 and 2011, (b) the financial position at June 30, 2012 and December 31, 2011, and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.

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

(h)    Stock Based Compensation:

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. .

NOTE 2 -  CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 10,000,000 shares consisting of common shares with no par value.

In July 2010, the Company issued a total of 500,000 shares to Kopjaggers Consulting, LLC for a total consideration of $200.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment. As of June 30, 2012 and December 31, 2011, the loans payable to shareholders were $2,750 and $2,550 respectively.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred income taxes reflect  the net tax effects of temporary differences  between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of June 30, 2012 are as follows:

Deferred tax assets:
Federal and state net operating loss	$--
Equity instruments issued for compensation	--
Total deferred tax assets	--
Less valuation allowance	--
$--

At June 30, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $2,750 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $950, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through June 30, 2012, the Company has had no operations.  As of June 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been reviewed from the period after the balance sheet date through the period that the report is available to be issued, which is the date of filing with the Securities and Exchange Commission.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could  differ  materially  from  those projected or assumed in any or our forward-looking statements. Our future financial condition and  results  of  operations,  as  well as  any  forward-looking statements,  are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

increased competitive pressures from existing competitors and new entrants;

•

our ability to raise adequate working capital;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

loss of customers or sales weakness;

•

inability to achieve sales levels or other operating results;

•

the unavailability of funds for capital expenditures; and

•

 operational inefficiencies.

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

Our  plan  of  operations  is  to  build  our  website  to  be  the  leading site  on  the  Internet  for anyone interested in buying fine art from around the world.

Since our inception on February 23, 2010  through June 30, 2012 , we have not generated any revenues and have incurred a net loss of $2,750.

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

Kopjagger expects that  our business is seasonal,  with  peak  revenues and  operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons.

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

Growth Strategy

We have a plan to grow our business which requires us to build an audience for our website. Key elements of our strategy include:

Build Strong Brand Awareness.  We believe that it is essential to establish a strong brand with Internet  users  and  within  certain  segments  of  the  art  industry.  We  intend  to  utilize  online marketing such as search engine placement and social to promote our brand to consumers. We intend to market our company at various art events, at art shows and exhibitions, and through various offline channels such as magazines and radio subject to available financing. In addition, we believe that we build brand awareness by product excellence that is promoted by word-of- mouth.

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

•

Media advertisements (newspaper and magazine) that will be placed with the advice of media buying professionals;

•

Improved electronic presence (enhanced website and e-mail communication).

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

•

trade and consumer promotions;

•

rapid and effective acquisition of works of art;

•

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company did not have adequate cash resources to meet current obligations.  The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  We do not believe we can currently satisfy our cash requirements for the next twelve months with our current expected revenue, and rely on our majority shareholder’s support and the expected capital to be raised in private placement and sales of our common stock.  Our shareholder has made a commitment to fund operating expenses as we develop our operating plan, however there is no written commitment. Additionally, we may begin to use our common stock as payment for certain obligations and secure work to be performed.

At June 30, 2012 and December 31, 2011, the Company had negative working capital. Working capital as of both dates consisted entirely of cash, which was less than our current liabilities. The Company has limited operating history, which consists of losses, and it is not in the foreseeable future that revenues may be generated to meet current obligations.

At June 30, 2012, the Company has minimal cash, increasing accrued liabilities, no revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2011, our auditor’s report included an explanatory paragraph indicating concerns that raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

SUBSEQUENT EVENTS

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

  Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

We  carried  out  an  evaluation,  under  the  supervision  and  with  the  participation  of  our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in  Rules13a-15(e) and  15d-15(e) under  the  Securities  Exchange  Act  of  1934,  as  amended  (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s  management,  including its principal executive  and  principal financial officers,  or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three and six months  ended  June 30,  2012  that  have  materially  affected,  or  are  reasonably  likely  to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Exhibit Description
3.1*	Articles of Incorporation
3.1*	Amended and Restated Articles of Incorporation
3.2*	Bylaws
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Incorporated by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kopjaggers Inc.

By:/s/ John Eggermont

 John. Eggermont , President,

Chief Executive Officer

Chief Financial Officer

Date: August 14, 2012