Form 10-Q
period 2012-09-30
KOPJAGGERS INC.
filed 2012-11-29
CIK 1515319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock, no par value, outstanding as of November 19, 2012 was 532,500.

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements.
Balance Sheets for the periods ending September 30, 2012 (unaudited) and December 31, 2011 (audited)
Statements of Operations for the three and nine month periods ending September 30, 2012 and 2011 and from Inception (February 23, 2010) through September 30, 2012 (unaudited)
Statement of Stockholders’ Deficit from Inception (February 23, 2010) through September 30, 2012
Statements of Cash Flows for the nine month periods ending September 30, 2012 and 2011 (unaudited)
Notes to Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II. Other Information
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits
Signatures

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
CURRENT
Cash	$ 200	$ 0

TOTAL ASSETS	200	$ 0

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES

Note payable - related party	$ 2,750	$ 2,550

Total Liabilities	2,750	2,550

STOCKHOLDER EQUITY
SHARE CAPITAL
authorized, 10,000,000 common shares, no par value,
- issued and fully paid - 500,000 shares	200	200

ACCUMULATED DEFICIT during development stage	(2,750)	(2,750)

Total Stockholder Equity	(2,550)	(2,550)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 200	$ 0

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From Inception (February 23, 2010) to September 30, 2012

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES:
General and administrative	-	2	-	2,200	2,750

Total Operating Expenses	-	2	-	2,200	2,750

NET LOSS	$ -	$ (2)	$ -	$ (2,200)	$ (2,750)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	500,000	500,000	500,000	500,000

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From Inception (February 23, 2010) to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ -	$ (2,200)	$ (2,750)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:	-	-	-

		-	-
Net cash used in operating activities	-	(2,200)	(2,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	200	2,000	2,750
Issuance of common stock	-	-	200

Net cash provided by financing activities	200	2,000	2,950

INCREASE (DECREASE) IN CASH	200	(200)	200

CASH, Beginning of period	0	200	-

CASH, End of period	$ 200	$ 0	$ 200

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER EQUITY
FROM INCEPTION (FEBRUARY 23, 2010) TO SEPTEMBER 30, 2012

			Deficit
			Accumulated
			During
	Common Shares		Development
	Number	Amount	Stage	Totals

Balance - February 23, 2010	1	$ 1	$ -	$ 1

Common shares issued for cash, $.0004, July 2010	499,999	199	-	199

Net Loss - December 31, 2010	-	-	(2,550)	(2,550)

Balance - December 31, 2010	500,000	$ 200	$ (2,550)	$ (2,350)
Net Loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011 (audited)	500,000	$ 200	$ (2,750)	$ (2,550)

Net Loss – September 30, 2012	-	-	-	-

Balance – September 30, 2012 (unaudited)	500,000	$ 200	$ (2,750)	$ (2,550)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.  In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2012 and 2011, (b) the financial position at September 30, 2012 and December 31, 2011, and (c) cash flows for the nine month periods ended September 30, 2012 and 2011, have been made.

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

The amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment. As of September 30, 2012 and December 31, 2011, the loans payable to shareholders were $2,750 and $2,550 respectively.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences  between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of September 30, 2012 are as follows:

Deferred tax assets:
Federal and state net operating loss	$--
Equity instruments issued for compensation	--
Total deferred tax assets	--
Less valuation allowance	--
$--

At September 30, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $2,750 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $950, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through September 30, 2012, the Company has had no operations.  As of September 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company sold 32,500 shares of common stock at $0.10 per share for total proceeds of $3,250.

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

Background Overview

Kopjaggers, Inc. was incorporated on February 23, 2010 in the State of Florida. We commenced operations in July 2010. Kopjaggers, Inc. is a development stage company focused on the business of the buying and then the auctioning of artwork (more specifically, paintings and sculptures) from around the world through our website www.kopjaggers.com.

We recently launched our preliminary website which provides some basic corporate information. We expect that we will build out our website to have additional features for our expected audience of art collectors.

Our plan of operations is to build our website to be the leading site on the Internet for anyone interested in buying fine art from around the world.

Since our inception on February 23, 2010 through September 30, 2012, we have not generated any revenues and have incurred a net loss of $2,750.

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

Kopjaggers, Inc. intends to auction unique items, and their value, therefore, can only be estimated prior to sale. Kopjaggers’ principal role as an auctioneer will be to identify, evaluate, and appraise works of art; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.  In its role as auctioneer, the Company intends to also function as an agent accepting property on consignment from its selling clients. The Company will sell property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer, and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commission, expenses, and applicable taxes. All buyers will pay a premium (known as the buyer's premium) to Kopjaggers, Inc. on auction purchases.  Kopjaggers will also charge consignors a selling commission. Our sources of revenue will include transaction fees and advertising on our website.

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

Our Website

Our plan of operations is to develop a comprehensive website for AmMR .for consumers interested in purchasing fine arts from around the world.

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

Competition

There are few if any barriers to entry into Internet commerce.   Competition is intense in our industry. The company competes with other websites that are dedicated to art sales.  Our business is highly competitive. We also compete with traditional media and auction houses catering to the art market. All of our competitors are more experienced and have greater financial resources than our company as we have generated no revenue and has limited assets and experience.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company did not have adequate cash resources to meet current obligations.  The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  We do not believe we can currently satisfy our cash requirements for the next twelve months with our current expected revenue, and rely on our majority shareholder’s support and the expected capital to be raised in private placement and sales of our common stock.  Our shareholder has made a commitment to fund operating expenses as we develop our operating plan, however there is no written commitment. Additionally, we may begin to use our common stock as payment for certain obligations and secure work to be performed.

At September 30, 2012 and December 31, 2011, the Company had negative working capital. Working capital as of both dates consisted entirely of cash, which was less than our current liabilities. The Company has limited operating history, which consists of losses, and it is not in the foreseeable future that revenues may be generated to meet current obligations.

At September 30, 2012, the Company has minimal cash, increasing accrued liabilities, no revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Item 4. Controls and Procedures.

(a)

  Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in  Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three and nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 29, 2012