Form 10-K
period 2012-12-31
KOPJAGGERS INC.
filed 2013-04-11
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2012

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

COMMON STOCK, NO PAR VALUE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	Xx
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A.

As of April 10, 2013, the registrant had 525,500 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

Overview

(a)	Business Development

Kopjaggers inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Florida on February 23, 2010. Since inception through December 31, 2012, the Company has been engaged in organizational efforts and obtaining initial financing.

(b)	Business of Issuer

The Company has a plan of operations to engage in the business of providing art news and information on artwork (more specifically, paintings and sculptures) through our website www.kopjaggers.com

We recently launched our preliminary website which provides some basic corporate information.  We expect that we will build out our website to have additional features for our expected audience of art collectors. We have only commenced limited operations.

Our plan of operations is to build our website to be the leading site on the Internet for Americans interested in buying fine art from around the world.

Our business activities have consisted of forming our corporation, opening a bank account, developing a preliminary website, researching our intended areas of art by our management, preparing financial statements, securing and auditor and having those financing statements audited, and preparing and submitting our registration statement.

The contents of the website are not intended to be part of this filing.

Kopjaggers’ operating revenues will be significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom, and the major countries of continental Europe and Asia (principally Japan and Hong Kong); political conditions in various nations; the presence of export and exchange controls; local taxation, including taxes on sales of auctioned property; competition; and the amount of property available for purchase..

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

Employees

As of December 31, 2012, John Castillo Eggermont, our Chief Executive Officer, is our only executive officer and employee. Mr. Castillo Eggermontworks for us on a part-time basis, and devotes approximately 15 hours per week. Until we are successful in growing our revenue, he will be the sole executive officer responsible for our marketing, securing jobs, staffing our jobs and keeping our financials

ITEM 1A.	RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 28325 Utica Road, Roseville, Michigan 48066 and our telephone number is (586) 552-4412. We do not have a lease agreement for this property and we do not pay any monthly rent for the use of the property. This property is owned by our sole officer and director and he allows us to use the space to run the business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is a limited public market for our common shares.  We cannot assure you that there will be a market in the future for our common stock.

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

As of December 31, 2012 no shares of our common stock have traded.

Holders of Capital Stock

As of December 31, 2012 there were approximately 29 holders of record of our common stock.

Rule 144 Shares

As of the date of this annual report on Form 10-K, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

No options have been granted as of the date of this Annual Report on Form 10-K. The Company has not adopted a formal Stock Option Plan.

Dividend Policy

Since inception we have not paid any dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our ordinary shares. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We have commenced limited operations and while we do generate revenue we will require outside capital to implement our business model and continue to grow.

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

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

o	An increase in working capital requirements to finance additional marketing efforts,
o	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers as the company expands, and

o	The cost of being a public company.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses. We had cash balances of $2,150 as of December 31, 2012.  Since inception, we raised $2,750 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We expect to incur expenses of approximately $4,000 per quarter in order to remain in compliance with our reporting requirements as a public company. The $4,000 per quarter consists of preparing and filing our quarterly reports and paying our financial preparer, auditor, legal and EDGAR services. At that rate we believe our present capital will not be sufficient. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Over the next twelve months, we plan on expanding our marketing efforts in order to be able to implement our business and secure attention to our website. In order to implement our business plan, we do not need additional capital.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Results of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	From Inception (February 23, 2010) to December 31, 2012

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	3,175	2,200	5,925

Total Operating Expenses	3,175	2,200	5,925

NET LOSS	$ (3,175)	$ (2,200)	$ (5,925)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	506,840	500,000

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.01)	$ (0.00)

Our business began on February 23, 2010.

For the fiscal year ended December 31, 2012

Revenue

For the fiscal year ended December 31, 2012, we had $0 in revenue.

General and Administrative Expenses

For the fiscal year ended December 31, 2012 our general and administrative expenses totaled $3,175 as compared to $2,200 for the fiscal year ended December 31, 2011. The increase in general and administrative expenses was the result of increased expenses related to being a public company, including audit, legal and printing fees.

Net Loss

Our net loss for the fiscal year ended December 31, 2012 was ($3,175), or $0.00 per common share (basic and diluted) as compared to a net loss of $(2,200), or $0.01 per common share (basic and diluted) for the fiscal year ended December 31, 2011. This increase in our net loss was directly attributable to the increase in general and administrative expenses that we incurred in the fiscal year ended December 31, 2012.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2012 and 2011.

Contractual Obligations

We had no contractual obligations at December 31, 2012 and 2011.

Critical Accounting Policies and Estimates

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Critical accounting policies are as follows:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, our services have been provided, all significant contractual obligations have been satisfied, and collection is reasonably assured. No guarantees or warranties are provided for the services we render.

Credit Risk

The Company charges fees for services provided for events. General terms of events are payments in advance and payments on completion of services provided. The Company does not typically issue credit terms, however may in the future. As of December 31, 2012 and 2011 there were no payments in advance and no outstanding credit issued.

The Company has no history and has not experienced any refund requests or committed to any adjustments for services provided. Insurance is carried for parking events for damages that may be incurred. The Company does not believe that there is any required liability to be recognized.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

As of December 31, 2012 and 2011 there were no capitalized assets.

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

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

The company has not issued shares during the periods presented; however, it anticipates that shares may be issued in the future.

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC Topic 740 Income Taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses approximate fair value because of the relatively short maturity of the instruments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8.

The audited year-end financial statements are included hereto at the end of this document.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company internal control over financial reporting as of December 31, 2012 was not effective to material weaknesses.

The material weakness assessed by our management was that (1) we do not have an audit committee which reviews financial matters, and (2) we have not implemented measures that would prevent the chief executive officer and/or our chief financial officer from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief executive officer and /chief financial officers are aware of their responsibilities under the SEC’s reporting requirements and personally certify our financial reports.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our officer and director as of December 31, 2012. Our executive officer was appointed by our Board of Directors and holds office until he resigns or is removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position

John Castillo Eggermont	46	Chief Executive Officer, President, Secretary

Ross Collette

        69

               Vice President

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

John Castillo Eggermont, age 46. Mr. Castillo Eggermont has been the president and director since inception. He serves as a deployment training officer, on an active duty in the United States Army and has deployed to Iraq. This position consumes approximately 40 hours per week. He speaks five languages fluently and has significant business relations in Europe and South America.

Mr. Collette, age 69.  Ross Collette has been the vice president and a director since inception.  He has served for over fifty years on nonprofit boards of directors, has traveled around the world in that capacity and has extensive experience in direct mail campaigns.  Mr. Collette does not have any day-to-day role in the company.

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

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of John Castillo Eggermont, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Bulletin Board are not required to have board committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee. Our board of directors handles functions that would otherwise be handled by each of the committees. We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

John Castillo Eggermont,	2012	$0	0	0		0	0	0	0	$0
Chief Executive Officer	2011	$0	0	0	0		0	0	0	$0

Ross Collette,   2011

0

0

0

0

0

          0

       0

              $0

Vice President  2012

0

0

0

0

0

          0

       0                   $0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to our sole executive officer named in the Summary Compensation Table for the period from inception through December, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2012 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Our director is permitted to receive fixed fees and other compensation for his services as director. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

John Castillo Eggermont, the sole members of our Board of Directors and our sole executive officer, presently does not have an employment agreement with us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2012, and by the officer and director individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

John Castillo Eggermont	500,000	95%

Our Sole Executive Officer and Director as a group (1 person)	500,000	95%

(1)	Based on 525,500 shares of common stock outstanding as of December 31, 2012.

Audit Committee; Code of Ethics; Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Additionally, we have not yet adopted a code of ethics. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to maintaining the business of the Company. At a later time, a code of ethics may be adopted by the Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company’s chief executive officer, John Castillo Eggermont, may from time to time, provide advances to the Company for working capital purposes.

The Company utilizes space provided by the chief executive officer, John Castillo Eggermont, without charge. Rent was $0 for all periods presented.

The Company has received proceeds from promissory notes in the total amount of $5375.00.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, DKM, CPA, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$3,000	$600
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with year-end and interim statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for the review of registration statements, audit related consulting and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Board of directors and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Board of directors. If there is any question as to whether a proposed service fits within a pre-approved service, the Board of Directors chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Board of directors (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1 *	Articles of Incorporation- PREVIOUSLY FILED

3.2 *	By-Law PREVIOUSLY FILED

31.1	Certification of John Castillo Eggermont pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Included as an exhibit to the Company’s Form 10-12G filed with the Securities and Exchange Commission on May 22, 2012 and incorporated herein by reference.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kopjaggers, Inc.

Date: April 11, 2013	By:	/s/ John Castillo Eggermont
John Castillo Eggermont Chief Executive Officer

KOPJAGGERS INS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2012

DKM Certified Public Accountants	2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kopjaggers, Inc.

We have audited the accompanying balance sheet of Company (a development stage company) as of December 31, 2012, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012 and the period from Inception (February 23, 2010) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended December 31, 2011 were audited by another auditor who expressed an unqualified opinion on March 6, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kopjaggers, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the years ended December 31, 2012 and the period from inception (February 23, 2010) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no operations.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 11, 2013

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS AT DECEMBER 31,		2012	2011

ASSETS

CURRENT
Cash	$	$ 2,150	$0

TOTAL ASSETS		$2,150	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Accounts payable		$2,500	$-
Note payable - related party		2,825	2,550

Total Liabilities		5,325	2,550

STOCKHOLDERS’ DEFICIT

SHARE CAPITAL
authorized, 10,000,000 common shares, no par value,
- issued and outstanding - 525,500 and 500,000 shares, respectively		2,750	200

ACCUMULATED DEFICIT during development stage		(5,925)	(2,750)

Total Stockholders’ Equity		(3,175)	(2,550)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT		$2,150	$0

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	From Inception (February 23, 2010) to December 31, 2012

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	3,175	2,200	5,925

Total Operating Expenses	3,175	2,200	5,925

NET LOSS	$ (3,175)	$ (2,200)	$ (5,925)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	506,840	500,000

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	From Inception (February 23, 2010) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,175)	$ (2,200)	$ (5,925)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:	-	-
Accounts payable	2,500	-	2,500
Net cash used in operating activities	(675)	(2,200)	(3,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	275	2,000	2,825
Issuance of common stock	2,550	-	2,750

Net cash provided by financing activities	2,825	2,000	5,575

INCREASE (DECREASE) IN CASH	2,150	(200)	2,150

CASH, Beginning of period		200	-

CASH, End of period	$ 2,150	$ -	$ 2,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM INCEPTION(FEBRUARY 23, 2010) TO DECEMBER 31, 2012

			Deficit
			Accumulated
			During
	Common Shares		Development
	Number	Amount	Stage	Totals

Balance - February 23, 2010	1	$ 1	$ -	$ 1

Common shares issued for cash, $.0004, July 2010	499,999	199	-	199

Net Loss - December 31, 2010	-	-	(2,550)	(2,550)

Balance - December 31, 2010	500,000	$ 200	$ (2,550)	$ (2,350)
Net Loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011	500,000	$ 200	$ (2,750)	$ (2,550)
Common shares issued for cash, $0.10, November 2012	25,500	2,550	-	2,550
Net Loss - December 31, 2012	-	-	(3,175)	(3,175)

Balance - December 31, 2012	525,500	$ 2,750	$ (5,925)	$ (3,175)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

       (d)

       Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

       (e)

       Income taxes

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2012 or 2011 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

(h)    Stock Based Compensation:

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 Equity-Based Payments to Non-Employees.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable..  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

KOPJAGGERS INC.

(A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(h)    Stock Based Compensation (continued):

Employee stock-based compensation - The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

NOTE 2 - CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 10,000,000 shares consisting of common shares with no par value.

In July 2010, the Company issued a total of 500,000 shares to Kopjaggers Consulting, LLC for a total consideration of $200.

In November 2012, the Company issued a total of 25,500 shares to qualified investors for a total consideration of $2,550.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

KOPJAGGERS INC.

(A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant  components of the Company's deferred tax liabilities and assets as of December 31, 2012 are as follows:

 Deferred tax assets:

          Federal and state net operating loss

$       5,925

          Equity instruments issued for compensation            -

       Total deferred tax assets

          5,925

          Less valuation allowance

      (5,925)

$     --====

At December 31, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $5,925 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

KOPJAGGERS INC.

(A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception through December 31, 2012, the Company has had no operations. As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been reviewed from the period after the balance sheet date through the period that the report is available to be issued, which is the date of filing with the Securities and Exchange Commission.