Form 10-Q
period 2013-03-31
KOPJAGGERS INC.
filed 2013-06-20
CIK 1515319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54307

Kopjaggers, Inc

(Exact name of small business issuer as specified in its charter)

Florida	5990	27-2037711
----------------	----------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

28325 Utica Road

Roseville, MI 48066

321-507-7836

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

The number of shares of the issuer’s common stock, no par value, outstanding as of March 31, 2013 was 525,500.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
CURRENT
Cash	$ 1,750	$ 2,150

TOTAL ASSETS	1,750	$ 2,150

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Accounts payable	$ 2,500	$ 2,500
Note payable - related party	2,825	2,825

Total Liabilities	5,325	5,325

STOCKHOLDER EQUITY
SHARE CAPITAL
authorized, 10,000,000 common shares, no par value,
- issued and fully paid - 525,500 shares	2,750	2,750

ACCUMULATED DEFICIT during development stage	(6,325)	(5,925)

Total Stockholder Equity	(3,575)	(2,550)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 1,750	$ 2,150

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception (February 23, 2010) to March 31, 2013

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES:
General and administrative	400		6,325

Total Operating Expenses	400	-	6,325

NET LOSS	$ (400)	$ -	$ (6,325)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	510,523	500,000

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception (February 23, 2010) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (400)	$ -	$ (6,325)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:	-	-
Accounts Payable	-	-	2,500

		-	-
Net cash used in operating activities	-	-	(3,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable- related party	-	-	2,825
Issuance of common stock	-	-	2,750

Net cash provided by financing activities	-	-	5,575

INCREASE (DECREASE) IN CASH	(400)	-	1,750

CASH, Beginning of period	2,150	-	-

CASH, End of period	$ 1,750	$ -	$ 1,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER EQUITY
FROM INCEPTION (FEBRUARY 23, 2010) TO MARCH 31, 2013

			Deficit
			Accumulated
			During
	Common Shares		Development
	Number	Amount	Stage	Totals

Balance - February 23, 2010	-	$ -	$ -	$

Common shares issued for cash, $.0004, July 2010	500,000	200	-	200

Net Loss - December 31, 2010	-	-	(550)	(550)

Balance - December 31, 2010	500,000	$ 200	$ (550)	(350)
Net Loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011	500,000	$ 200	$ (2,750)	$ (2,550)
Common shares issued for cash, $.10, November 2012	25,500	2,550	-	2,550

Net Loss – December 31, 2012	-	-	(3,175)	(3,175) -

Balance – December 31, 2012	525,500	$ 2,750	$ (5,925)	$ (3,175)

Net Loss – March 31, 2013 (unaudited)	-	-	(400)	(400)

Balance – March 31, 2013 (unaudited)	525,500	$ 2,750	$ (6,325)	$ (3,575)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

KOPJAGGERS INC. (the “Company”) was incorporated in the State of Florida on February 23, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which is to buy artwork from throughout the world and sell these artworks through the Company's web site which is presently under construction.  Plans  may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, and share issuances.

(b)	Significant Accounting Policies: Basis of Presentation Basis :

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended March 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending March 31, 2013.

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

Fair Value of Financial Instruments:

The carrying value of cash, accounts payable and note payable – related party approximate their fair value due to the short period of these instruments.

       Stock Based Compensation:

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the three months ended March 31, 2013 and 2012 was $0 and $0, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 2 -

    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $6,325 since inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans and advances from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 3 -  CAPITAL STOCK

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

The amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment. At both March 31, 2013 and December 31, 2012, the balance in notes payable to related party was $2,750.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of March 31, 2013 are as follows:

Deferred tax assets:
Federal and state net operating loss	$--
Equity instruments issued for compensation	--
Total deferred tax assets	--
Less valuation allowance	--
$--

At March 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $6,325 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,150, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

Since our inception on February 23, 2010 through March 31, 2013, we have not generated any revenues and have incurred a net loss of $6,325.

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

CRITICAL ACCOUNTING POLICIES

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

Kopjaggers, Inc. intends to auction unique items, and their value, therefore, can only be estimated prior to sale. Kopjaggers’ principal role as an auctioneer will be to identify, evaluate, and appraise works of art; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.  In its role as auctioneer, the Company intends to also function as an agent accepting property on consignment from its selling clients. The Company will sell property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer, and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commission, expenses, and applicable taxes. All buyers will pay a premium (known as the buyer's premium) to Kopjaggers, Inc. on auction purchases.  Kopjaggers will also charge consignors a selling commission. Our sources of revenue will include transaction fees and advertising from our website.

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

Kopjaggers expects that our business is seasonal, with peak revenues and operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons.

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

Our Website

Our plan of operations is to develop a comprehensive website for AmMR. consumers interested in purchasing fine arts from around the world.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company did not have adequate cash resources to meet current obligations.  The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  We do not believe we can currently satisfy our cash requirements for the next twelve months with our current expected revenue, and rely on our majority shareholder’s support and the expected capital to be raised in private placement and sales of our common stock.  Our shareholder has made a commitment to fund operating expenses as we develop our operating plan, however there is no written commitment. Additionally, we may begin to use our common stock as payment for certain obligations and secure work to be performed.

At March 31, 2013 and December 31, 2012, the Company had negative working capital. Working capital as of both dates consisted entirely of cash, which was less than our current liabilities. The Company has limited operating history, which consists of losses, and it is not in the foreseeable future that revenues may be generated to meet current obligations.

At March 31, 2013, the Company has minimal cash, increasing accrued liabilities, no revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2012, our auditor’s report included an explanatory paragraph indicating concerns that raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2013 and December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2013 or December 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

  Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in  Rules13a-15(e) and 15d-15(e) procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective, as of March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2012 Annual Report on Form 10-K.

PART II – OTHER INFORMATION Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

Date: June 20, 2013