Form 10-Q
period 2013-06-30
KOPJAGGERS INC.
filed 2013-07-23
CIK 1515319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock, no par value, outstanding as of June 30, 2013 was 525,500.

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Condensed Financial Statements.
Condensed Balance Sheets for the periods ended June 30, 2013 (unaudited) and December 31, 2012 (audited)	3
Condensed Statements of Operations for the three and six months ended June 30 , 2013 and 2012 and from Inception (February 23, 2010) through June 30, 2013 (unaudited)	4
Condensed Statements of Stockholders’ Deficit from Inception (February 23, 2010) through June 30, 2013	6
Condensed Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4. Controls and Procedures.	14
Part II. Other Information	15
Item 1. Legal Proceedings.	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3. Defaults Upon Senior Securities.	15
Item 4. Mine Safety Disclosures.	15
Item 5. Other Information.	15
Item 6. Exhibits	15
Signatures	16

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$ 50	$ 2,150

TOTAL ASSETS	$ 50	$ 2,150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 1,725	$ 2,500
Note payable - related party	3,125	2,825

TOTAL LIABILITIES	4,850	5,325

STOCKHOLDERS' EQUITY
SHARE CAPITAL
Commons shares, authorized 10,000,000, no par value
- issued and outstanding - 525,500 (December 31, 2012 - 525,500)	2,750	2,750

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(7,550)	(5,925)

TOTAL STOCKHOLDERS' EQUITY	(4,800)	(3,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50	$ 2,150

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		FEBRUARY 23, 2010
	JUNE 30,		JUNE 30,		TO JUNE 30,
	2013	2012	2013	2012	2013

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	1,225	-	1,625	-	7,550

Total Expenses	1,225	-	1,625	-	7,550

NET INCOME(LOSS)	$ (1,225)	$ -	$ (1,625)	$ -	$ (7,550)

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ -	$ (0.00)	$ -

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	525,500	500,000	525,500	500,000

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	SIX MONTHS ENDED		FEBRUARY 23, 2010
	JUNE 30,		TO JUNE 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,625)	$ -	$ (7,550)
Changes in operating assets and liabilities:
Accounts payable	(775)	-	1,725
Net cash used in operating activities	(2,400)	-	(5,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	300	200	3,125
Issuance of common stock	-	-	2,750
Net cash provided by financing activities	300	200	5,875

INCREASE (DECREASE) IN CASH	(2,100)	200	50

CASH, Beginning of period	2,150	-	-

CASH, End of period	$ 50	$ 200	$ 50

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM INCEPTION (FEBRUARY 23, 2010) TO JUNE 30, 2013

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - February 23, 2010	-	$ -	$ -	$ -

Common shares issued for cash
- July 2010 at $.0004	500,000	200	-	200

Net loss - December 31, 2010	-	-	(550)	(550)

Balance - December 31, 2010(Audited)	500,000	200	(550)	(350)

Net loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011(Audited)	500,000	200	(2,750)	(2,550)

Common shares issued for cash
- November 2012 at $.10	25,500	2,550	-	2,550

Net loss - December 31, 2012	-	-	(3,175)	(3,175)

Balance - December 31, 2012(Audited)	525,500	2,750	(5,925)	(3,175)

Net loss - June 30, 2013(Unaudited)	-	-	(1,625)	(1,625)

Balance - June 30, 2013(Unaudited)	525,500	$ 2,750	$ (7,550)	$ (4,800)

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

Development Stage Entity

The Company is a development stage company as defined by section ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

    Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

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

Earnings (Loss) per Share

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

For the three and six month periods ended June 30, 2013 and 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of June 30, 2013 and, thus, anti-dilution issues are not applicable.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 2 -

    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $7,550 since inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment. At both June 30, 2013 and December 31, 2012, the balance in notes payable to related party was $3,125 and $2,825 respectively.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of June 30, 2013 are as follows:

Deferred tax assets:
Federal and state net operating loss	$--
Equity instruments issued for compensation	--
Total deferred tax assets	--
Less valuation allowance	--
$--

At June 30, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $7,550.  Net operating losses begin expiring in 2013.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,567, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

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

•

the unavailability of funds for capital expenditures; and ,

•

 operational inefficiencies.

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

Since our inception on February 23, 2010 through June 30, 2013, we have not generated any revenues and have incurred a net loss of $7,550.

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

It is our estimate that important factors affecting our ability to compete successfully include:

•

trade and consumer promotions;

•

rapid and effective acquisition of works of art; and ,

•

branded - product advertising; and pricing.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company did not have adequate cash resources to meet current obligations.  The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  We do not believe we can currently satisfy our cash requirements for the next twelve months with our current expected revenue, and rely on our majority shareholder’s support and the expected capital to be raised in private placement and sales of our common stock.  Our shareholder has made a commitment to fund operating expenses as we develop our operating plan, however there is no written commitment. Additionally, we may begin to use our common stock as payment for certain obligations and secure work to be performed.

At June 30, 2013 and December 31, 2012, the Company had negative working capital. Working capital as of both dates consisted entirely of cash, which was less than our current liabilities. The Company has limited operating history, which consists of losses, and it is not in the foreseeable future that revenues may be generated to meet current obligations.

At June 30, 2013, the Company has minimal cash, increasing accrued liabilities, no revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2013 and December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of June 30, 2013 or December 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of June 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

  Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in  Rules13a-15(e) and 15d-15(e) procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective, as of June 30 , 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.   Material weaknesses identified were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on the board of directors; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual without adequate compensating controls.

.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 22, 2013