Form 10-K/A
period 2012-12-31
KOPJAGGERS INC.
filed 2013-07-30
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Issuer's telephone number: 321-507-7836

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	Xx
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o Nox

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A.

As of July 30, 2013, the registrant had 525,500 shares of its common stock outstanding.

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

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1 *	Articles of Incorporation- PREVIOUSLY FILED

3.2 *	By-Law PREVIOUSLY FILED

31.1	Certification of John Castillo Eggermont pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Included as an exhibit to the Company’s Form 10-12G filed with the Securities and Exchange Commission on May 22, 2012 and incorporated herein by reference.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kopjaggers, Inc.

Date: July 30, 2013	By:	/s/ John Castillo Eggermont
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

April 11, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Kopjaggers, Inc.

I have audited the balance sheets of Kopjaggers, Inc. as of December 31, 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years ended December 31, 2011 and the period February 23, 2010 (date of inception) through December 31, 2011. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Kopjaggers, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period February 23, 2010 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

(A Development Stage Company)

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