Form 10-Q
period 2013-09-30
KOPJAGGERS INC.
filed 2013-11-08
CIK 1515319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s common stock, no par value, outstanding as of September 30, 2013 was 10,510,000.

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Condensed Financial Statements.
Condensed Balance Sheets for the periods ended September 30, 2013 (unaudited) and December 31, 2012 (audited)	3
Condensed Statements of Operations for the three and nine months ended September 30 , 2013 and 2012 and from Inception (February 23, 2010) through September 30, 2013 (unaudited)	4
Condensed Statements of Stockholders’ Deficit from Inception (February 23, 2010) through September 30, 2013	6
Condensed Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 (unaudited) and from Inception(February 23, 2010) to September 30, 2013	5
Notes to Condensed Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4. Controls and Procedures.	14
Part II. Other Information	14
Item 1. Legal Proceedings.	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3. Defaults Upon Senior Securities.	14
Item 4. Mine Safety Disclosures.	14
Item 5. Other Information.	14
Item 6. Exhibits	14
Signatures	15

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$ 50	$ 2,150

TOTAL ASSETS	$ 50	$ 2,150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ -	$ 2,500
Note payable - related party	8,685	2,825

TOTAL LIABILITIES	8,685	5,325

STOCKHOLDERS' EQUITY
SHARE CAPITAL
Commons shares, authorized 20,000,000, no par value
- issued and outstanding -10, 510,000 (December 31, 2012 - 10,510,000)	2,750	2,750

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(11,385)	(5,925)

TOTAL STOCKHOLDERS' EQUITY	(8,635)	(3,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50	$ 2,150

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		FEBRUARY 23, 2010
	SEPTEMBER 30,		SEPTEMBER 30,		TO SEPT 30,
	2013	2012	2013	2012	2013

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	3,835	-	5,460	-	11,385

Total Expenses	3,835	-	5,460	-	11,385

NET INCOME(LOSS)	$ (3,835)	$ -	$ (5,460)	$ -	$ (11,385)

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ -	$ (0.00)	$ -

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING(1)	10,510,000	10,000,000	10,510,000	10,000,000

(1) Post forward split on comparative basis

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	NINE MONTHS ENDED		FEBRUARY 23, 2010
	SEPTEMBER 30,		TO SEPT 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (5,460)	$ -	$ (11,385)
Changes in operating assets and liabilities:
Accounts payable	(2,500)	-	-
Net cash used in operating activities	(7,960)	-	(11,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	5,860	200	8,685
Issuance of common stock	-	-	2,750
Net cash provided by financing activities	5,860	200	11,435

INCREASE (DECREASE) IN CASH	(2,100)	200	50

CASH, Beginning of period	2,150	-	-

CASH, End of period	$ 50	$ 200	$ 50

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(FEBRUARY 23, 2010) TO SEPTEMBER 30, 2013

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - February 23, 2010	-	$ -	$ -	$ -

Common shares issued for cash
- July 2010 at $.0004	500,000	200	-	200

Net loss - December 31, 2010	-	-	(550)	(550)

Balance - December 31, 2010(Audited)	500,000	200	(550)	(350)

Net loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011(Audited)	500,000	200	(2,750)	(2,550)

Common shares issued for cash
- November 2012 at $.10	25,500	2,550	-	2,550

Net loss - December 31, 2012	-	-	(3,175)	(3,175)

Balance - December 31, 2012(Audited)	525,500	2,750	(5,925)	(3,175)

Forward split 20 shares for 1 common share	9,985,000	-	-	-

Net loss - September 30, 2013	-	-	(5,460)	(5,460)

Balance - September 30, 2013(Unaudited)	10,510,500	$ 2,750	$ (11,385)	$ (8,635)

The accompanying notes are an integral part of these condensed financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

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

Share-based expense for the nine months ended September 30, 2013 and 2012 was $0 and $0, respectively.

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

NOTE 2 -

    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $11,385 since inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 -  CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is now 20,000,000 shares consisting of common shares with no par value.

In July 2010, the Company issued a total of 500,000 shares to Kopjaggers Consulting, LLC for a total consideration of $200.

In November 2012, the Company issued a total of 25,500 shares to qualified investors for a total consideration of $2,550.

In September 2013 the Company increased its authorized share capital from 10,000,000 shares of common stock with no par value to 20,000,000 shares of common stock with no par value.  In that same month the Company completed a 20 for 1 forward stock split and as a result the issued common stock went from 525,500 shares to 10,510,000 shares of common stock.

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

The amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment. At both September 30, 2013 and December 31, 2012, the balance in notes payable to related party was $8,685 and $2,825 respectively.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of September 30, 2013 are as follows:

Deferred tax assets:
Federal and state net operating loss	$--
Equity instruments issued for compensation	--
Total deferred tax assets	--
Less valuation allowance	--
$--

At September 30, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $11,385 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $3,870, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

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

Since our inception on February 23, 2010 through September 30, 2013, we have not generated any revenues and have incurred a net loss of $11,385.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company did not have adequate cash resources to meet current obligations.  The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  We do not believe we can currently satisfy our cash requirements for the next twelve months with our current expected revenue, and rely on our majority shareholder’s support and the expected capital to be raised in private placement and sales of our common stock.  Our shareholder has made a commitment to fund operating expenses as we develop our operating plan, however there is no written commitment. Additionally, we may begin to use our common stock as payment for certain obligations and secure work to be performed.

At September  30, 2013 and December 31, 2012, the Company had negative working capital. Working capital as of both dates consisted entirely of cash, which was less than our current liabilities. The Company has limited operating history, which consists of losses, and it is not in the foreseeable future that revenues may be generated to meet current obligations.

At September 30, 2013, the Company has minimal cash, increasing accrued liabilities, no revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2013 and December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of September 30, 2013 or December 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of September 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kopjaggers Inc.

By:/s/ John Eggermont

John. Eggermont, President,

Chief Executive Officer

Chief Financial Officer

Date: November 8, 2013