Form 10-K
period 2013-12-31
KOPJAGGERS INC.
filed 2014-03-31
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:

KOPJAGGERS INC.

(Name of small business issuer in its charter)

Michigan

27-2037711

State or other jurisdiction of incorporation

I.R.S. Employer Identification No.

            or organization

28325 Utica Road, Roseville, MI 480666

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: 321-507-7836

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes

No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes o No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes o No x

As of March 31, 2014, the registrant had 10,510,000 shares of common stock issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A - not trading.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

Overview

(a)	Business Development

Kopjaggers inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Florida on February 23, 2010. Since inception through December 31, 2013, the Company has been engaged in organizational efforts and obtaining initial financing.

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

Employees

As of December 31, 2013, John Castillo Eggermont, our Chief Executive Officer, is our only executive officer and employee. Mr. Castillo Eggermont tworks for us on a part-time basis, and devotes approximately 15 hours per week. Until we are successful in growing our revenue, he will be the sole executive officer responsible for our marketing, securing jobs, staffing our jobs and keeping our financials

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

As of December 31, 2013 no shares of our common stock have traded.

Holders of Capital Stock

As of December 31, 2013 there were approximately 29 holders of record of our common stock.

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

Our net revenues are not sufficient to fund our operating expenses. We had cash balances of $50 as of December 31, 2013.  Since inception, we raised $2,750 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We expect to incur expenses of approximately $2,500 per quarter in order to remain in compliance with our reporting requirements as a public company. The $2,500 per quarter consists of preparing and filing our quarterly reports and paying our financial preparer, auditor, legal and EDGAR services. At that rate we believe our present capital will not be sufficient. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2014. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Results of Operations

Our business began on February 23, 2010.

For the fiscal year ended December 31, 2013

Revenue

For the fiscal year ended December 31, 2013, we had $0 in revenue.

General and Administrative Expenses

For the fiscal year ended December 31, 2013 our general and administrative expenses totaled $9,360 as compared to $3,175 for the fiscal year ended December 31, 2012. The increase in general and administrative expenses was the result of increased expenses related to being a public company, including audit, legal and printing fees.

Net Loss

Our net loss for the fiscal year ended December 31, 2013 was ($9,360), or $0.00 per common share (basic and diluted) as compared to a net loss of $(3,175), or $0.00 per common share (basic and diluted) for the fiscal year ended December 31, 2012. This increase in our net loss was directly attributable to the increase in general and administrative expenses that we incurred in the fiscal year ended December 31, 2013.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2013 and 2012.

Contractual Obligations

We had no contractual obligations at December 31, 2013 and 2012.

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

Credit Risk

The Company charges fees for services provided for events. General terms of events are payments in advance and payments on completion of services provided. The Company does not typically issue credit terms, however may in the future. As of December 31, 2013 and 2012 there were no payments in advance and no outstanding credit issued.

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

As of December 31, 2013 and 2012 there were no capitalized assets.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company internal control over financial reporting as of December 31, 2013 was not effective to material weaknesses.

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

Name	Age	Position

John Castillo Eggermont	47	Chief Executive Officer, President, Secretary

Ross Collette

                70

               Vice President

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

John Castillo Eggermont, age 47. Mr. Castillo Eggermont has been the president and director since inception. He serves as a deployment training officer, on an active duty in the United States Army and has deployed to Iraq. This position consumes approximately 40 hours per week. He speaks five languages fluently and has significant business relations in Europe and South America.

Mr. Collette, age 70.  Ross Collette has been the vice president and a director since inception.  He has served for over fifty years on nonprofit boards of directors, has traveled around the world in that capacity and has extensive experience in direct mail campaigns.  Mr. Collette does not have any day-to-day role in the company.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

John Castillo Eggermont,	2013	$0	0	0		0	0	0	0	$0
Chief Executive Officer	2012	$0	0	0	0		0	0	0	$0

Ross Collette,   2013

0

0

0

0

0

          0

       0              $0

Vice President  2012

0

0

0

0

0

          0

       0                   $0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to our sole executive officer named in the Summary Compensation Table for the period from inception through December, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2013 by the executive officer named in the Summary Compensation Table.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2013, and by the officer and director individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

John Castillo Eggermont	10,000,000	95%

Our Sole Executive Officer and Director as a group (1 person)	10,000,000	95%

(1)	Based on 10,510,000 shares of common stock outstanding as of December 31, 2013.

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

The Company has received proceeds from promissory notes in the total amount of $9,085.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, DKM, CPA, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2013	2012
Audit Fees	$3,500	$3,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1 *	Articles of Incorporation- PREVIOUSLY FILED

3.2 *	By-Laws PREVIOUSLY FILED

31.1	Certification of John Castillo Eggermont pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Included as an exhibit to the Company’s Form 10-12G filed with the Securities and Exchange Commission on May 22, 2012 and incorporated herein by reference.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kopjaggers, Inc.

Date: March 31, 2014	By:	/s/ John Castillo Eggermont
John Castillo Eggermont Chief Executive Officer

KOPJAGGERS, INC.

                                                                               FINANCIAL STATEMENTS

DECEMBER 31, 2013

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopjaggers Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Kopjaggers Inc. (A Development Stage Company) as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended, and since inception on February 23, 2010 through December 31, 2013. Amounts for periods prior to December 31, 2013 are based on the reports of other auditors. Kopjaggers, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kopjaggers Inc. (A Development Stage Company) as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for years then ended, and since inception on February 23, 2010 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 27, 2014

50 S. Jones Blvd, Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no operations.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

S/S

Messineo & Co., CPAs, LLC

Clearwater, FL

June 20, 2013

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2013	2012

ASSETS

CURRENT
Cash	$ 50	$ 2,150

TOTAL ASSETS	$ 50	$ 2,150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 3,500	$ 2,500
Note payable - related party	9,085	2,825

TOTAL LIABILITIES	12,585	5,325

STOCKHOLDERS' EQUITY
SHARE CAPITAL
Commons shares, authorized 20,000,000, no par value
- issued and outstanding - 10,510,000 (December 31, 2012 - 10,510,000)	2,750	2,750

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(15,285)	(5,925)

TOTAL STOCKHOLDERS' EQUITY	(12,535)	(3,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50	$ 2,150

The comparative numbers have been recasted to reflect the 20 for 1 forward split

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
			FROM
			INCEPTION
	YEAR ENDED		FEBRUARY 23, 2010
	DECEMBER 31,		TO DECEMBER 31,
	2013	2012	2013

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	9,360	3,175	15,285

Total Expenses	9,360	3,175	15,285

NET INCOME(LOSS)	$ (9,360)	$ (3,175)	$ (15,285)

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING(1)	10,510,000	10,000,000

(1) Post forward split on comparative basis

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			FROM
			INCEPTION
	YEAR ENDED		FEBRUARY 23, 2010
	DECEMBER 31,		TO DECEMBER 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (9,360)	$ (3,175)	$ (15,285)
Changes in operating assets and liabilities:
Accounts payable	1,000	2,500	3,500
Net cash used in operating activities	(8,360)	(675)	(11,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	6,260	275	9,085
Issuance of common stock	-	2,550	2,750
Net cash provided by financing activities	6,260	2,825	11,835

INCREASE (DECREASE) IN CASH	(2,100)	2,150	50

CASH, Beginning of period	2,150	-	-

CASH, End of period	$ 50	$ 2,150	$ 50

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(FEBRUARY 23, 2010) TO DECEMBER 31, 2013

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - February 23, 2010	-	$ -	$ -	$ -

Common shares issued for cash
- July 2010 at $.00002	10,000,000	200	-	200

Net loss - December 31, 2010	-	-	(550)	(550)

Balance - December 31, 2010(Audited)	10,000,000	200	(550)	(350)

Net loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011(Audited)	10,000,000	200	(2,750)	(2,550)

Common shares issued for cash
- November 2012 at $.005	510,000	2,550	-	2,550

Net loss - December 31, 2012	-	-	(3,175)	(3,175)

Balance - December 31, 2012(Audited)	10,510,000	2,750	(5,925)	(3,175)

Net loss - December 31, 2013	-	-	(9,360)	(9,360)

Balance - December 31, 2013(Audited)	10,510,000	$ 2,750	$ (15,285)	$ (12,535)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Share-based expense for the twelve months ended December 31, 2013 and 2012 was $0 and $0 respectively.

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

NOTE 2 -

    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $15,285 since inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 -  CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 20,000,000 shares consisting of common shares with no par value.

In July 2010, the Company issued a total of 10,000,000 shares to Kopjaggers Consulting, LLC for a total consideration of $200.

In November 2012, the Company issued a total of 510,000 shares to qualified investors for a total consideration of $2,550.

In September 2013 the Company increased its authorized share capital from 10,000,000 shares of common stock with no par value to 20,000,000 shares of common stock with no par value.  In that same month the Company completed a 20 for 1 forward stock split.

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

The amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment. At both December 31, 2013 and December 31, 2012, the balance in notes payable to related party was $9,085 and $2,825 respectively.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 31, 2013 are as follows:

Deferred tax assets:
Federal and state net operating loss	$15,285
Equity instruments issued for compensation	-
Total deferred tax assets	5,350
Less valuation allowance	(5,350)
$-

At December 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $15,285 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,350, calculated at an effective tax rate of 35%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

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