Form 10-Q
period 2014-03-31
KOPJAGGERS INC.
filed 2014-05-09
CIK 1515319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, no par value, outstanding as of March 31, 2014 was 10,510,000.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$ 50	$ 50

TOTAL ASSETS	$ 50	$ 50

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 3,300	$ 3,500
Note payable - related party	11,505	9,085

TOTAL LIABILITIES	14,805	12,585

STOCKHOLDERS' EQUITY
SHARE CAPITAL
Common shares, authorized 20,000,000, no par value
- issued and outstanding - 10,510,000 (December 31, 2013 - 10,510,000)	2,750	2,750

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(17,505)	(15,285)

TOTAL STOCKHOLDERS' EQUITY	(14,755)	(12,535)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50	$ 50

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
			FROM
			INCEPTION
	THREE MONTHS ENDED		FEBRUARY 23, 2010
	MARCH 31,		TO MARCH 31,
	2014	2013	2014

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	2,220	400	17,505

Total Expenses	2,220	400	17,505

NET INCOME(LOSS)	$ (2,220)	$ (400)	$ (17,505)

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING(1)	10,510,000	10,510,000

(1) Post forward split on comparative basis

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			FROM
			INCEPTION
	THREE MONTHS ENDED		FEBRUARY 23, 2010
	MARCH 31,		TO MARCH 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (2,220)	$ (400)	$ (17,505)
Changes in operating assets and liabilities:
Accounts payable	(200)	-	3,300
Net cash used in operating activities	(2,420)	(400)	(14,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	2,420	-	11,505
Issuance of common stock	-	-	2,750
Net cash provided by financing activities	2,420	-	14,255

INCREASE (DECREASE) IN CASH	-	(400)	50

CASH, Beginning of period	50	2,150	-

CASH, End of period	$ 50	$ 1,750	$ 50

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(FEBRUARY 23, 2010) TO MARCH 31, 2014

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - February 23, 2010	-	$ -	$ -	$ -

Common shares issued for cash
- July 2010 at $.000 02 ~~4~~	10,0 ~~5~~ 00,000	200	-	200

Net loss - December 31, 2010	-	-	(550)	(550)

Balance - December 31, 2010(Audited)	~~500~~ 10,000 ,000	200	(550)	(350)

Net loss - December 31, 2011	-	-	(2,200)	(2,200)

Balance - December 31, 2011(Audited)	10, 000,000	200	(2,750)	(2,550)

Common shares issued for cash
- November 2012 at $.005	510,000	2,550	-	2,550

Net loss - December 31, 2012	-	-	(3,175)	(3,175)

Balance - December 31, 2012(Audited)	10,510,000	2,750	(5,925)	(3,175)

Net loss - December 31, 2013	-	-	(9,360)	(9,360)

Balance - December 31, 2013(Audited)	10,510,000	2,750	(15,285)	(12,535)

Net loss - March 31, 2014	-	-	(2,220)	(2,220)

Balance - March 31, 2014(Unaudited)	10,510,000	$ 2,750	$ (17,505)	$ (14,755)

The accompanying notes are an integral part of these financial statements.

KOPJAGGERS INC.

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

Share-based expense for the three months ended March 31, 2014 and 2013 was $0 and $0, respectively.

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

NOTE 2 -

    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $17,505 since inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The amounts advanced by a director are non-interest bearing, unsecured, with no fixed terms of repayment. At both March 31, 2014 and December 31, 2013, the balance in notes payable from a related party was $11,505 and $9,085 respectively.

NOTE 5 – FEDERAL INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of March 31, 2014 are as follows:

Deferred tax assets:
Federal and state net operating loss	$ 17,505
Equity instruments issued for compensation
Total deferred tax assets	$ 17,505
Less valuation allowance	(17,505)
$ -

At March 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $17,505 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,952, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

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

Since our inception on February 23, 2010 through March 31, 2014, we have not generated any revenues and have incurred a net loss of $17,505.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company did not have adequate cash resources to meet current obligations.  The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  We do not believe we can currently satisfy our cash requirements for the next twelve months with our current expected revenue, and rely on our majority shareholder’s support and the expected capital to be raised in private placement and sales of our common stock.  Our shareholder has made a commitment to fund operating expenses as we develop our operating plan, however there is no written commitment. Additionally, we may begin to use our common stock as payment for certain obligations and secure work to be performed.

At March 31, 2014 and December 31, 2013, the Company had negative working capital. Working capital as of both dates consisted entirely of cash, which was less than our current liabilities. The Company has limited operating history, which consists of losses, and it is not in the foreseeable future that revenues may be generated to meet current obligations.

At March 31, 2014, the Company has minimal cash, increasing accrued liabilities, no revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2013, our auditor’s report included an explanatory paragraph indicating concerns that raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2014 and December 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2014 or December 31, 2013.

RESULTS OF OPERATIONS

Revenue

For the three months ended March 31, 2014 and March 31, 2013, we had $0 in revenue.

General and Administrative Expenses

For the three months ended March 31, 2014 our general and administrative expenses totaled $2,220 as compared to $400 for the three months ended March 31, 2013. The increase in general and administrative expenses was the result of increased expenses related to being a public company, including audit, legal and printing fees.

Net Loss

Our net loss for the three months ended March 31, 2014 was ($2,220), or $0.00 per common share (basic and diluted) as compared to a net loss of $(400), or $0.00 per common share (basic and diluted) for the three months ended March 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2014, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

  Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in  Rules13a-15(e) and 15d-15(e) procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective, as of March 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2013 Annual Report on Form 10-K.

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

Date: May 8, 2014