Form 10-Q
period 2014-06-30
KOPJAGGERS INC.
filed 2014-08-18
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number 000-54307

Kopjaggers, Inc.

(Exact name of small business issuer as specified in its charter)

FLORIDA	27-2037711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28325 Utica Road

Roseville, MI 48066

 (Address of principal executive offices)

(321) 507-7836

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The Company has 12,000,000 shares outstanding as of August 15, 2014.

PART I – FINANCIAL INFORMATION

KOPJAGGERS, INC.

CONSOLIDTED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	2014 (Unaudited)	2013
Assets
Current assets:
Cash and cash equivalents	$96,930	$57,447
Accounts receivable, net	118,397	98,619
Other current assets	2,660	2,660
Total current assets	217,987	158,726
Property and equipment, net	504,254	501,131
Other assets:
Intangible assets, net	45,403	54,488
Secured letter of credit	324,950	324,950
Deposits	8,750	8,750
Total other assets	379,103	388,188
Total assets	$1,101,344	$1,048,045
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$39,942	$32,615
Due to related party - accrued interest	54,941	50,836
Total current liabilities	94,883	83,451
Long-term liabilities:
Environmental remediation obligation	424,596	424,596
Loan from shareholder	701,869	828,488
Total liabilities	$1,221,348	$1,336,535
Commitments and Contingencies (see note 6)
Stockholders' deficit:
Common stock, no par value; 20,000,000
authorized, 9,490,000 and 20,000,000
shares issued and outstanding at June 30
2014 and December 31, 2013, respectively	$-	$-
Additional paid-in capital	9,454	9,454
Accumulated deficit	(129,458)	(297,944)
Total stockholders' deficit	(120,004)	(288,490)
Total liabilities and stockholders' deficit	$1,101,344	$1,048,045

The accompany notes are an integral part of these financial statements.

KOPJAGGERS, INC.

CONSOLIDTED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30, 2014 (Unaudited)	Six Months Ended June 30, 2013 (Unaudited)	Three Months Ended June 30, 2014 (Unaudited)	Three Months Ended June 30, 2013 (Unaudited)
Revenues	$818,936	$583,893	$424,600	$296,012
Cost of revenues	450,287	316,097	221,570	171,557
Gross profit	368,649	267,796	203,030	124,455

Selling, general and administrative expenses	196,058	168,235	90,872	98,049
Income from operations	172,591	99,561	112,158	26,406
Other income (expenses):
Interest expense	(4,105)	(5,872)	(2,042)	(3,582)
Gain on sale of assets	-	8,000	-	8,000
Total other income (expenses)	(4,105)	2,128	(2,042)	4,418
Net income	$168,486	$101,689	$110,116	$30,824

The accompany notes are an integral part of these financial statements.

KOPJAGGERS, INC.

CONSOLIDTED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014 (Unaudited)	2013 (Unaudited)
Cash flow from operating activities:
Net income	$168,486	$101,689
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization expenses	36,089	27,663
Bad debt expense	762	762
Non cash interest expense	4,105	4,566
(Increase) decrease in assets:
Accounts receivable, net of allowances	(20,540)	(16,183)
Other current assets	-	-
Deposits	-
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	7,331	(26,165)
Net cash provided by operating activities	$196,233	$92,332
Cash flows from investing activities:
Purchases of property and equipment	(30,131)	(29,300)
Proceeds from sale of assets	-	-
Net cash used in investing activities	$(30,131)	$(29,300)
Cash flows from financing activities:
Advances on loan from shareholder	8,100	-
Payments on loan from shareholder	(134,719)	(11,063)
Net cash provided by financing activities	$(126,619)	$(11,063)
Net increase (decrease) in cash	$39,483	$51,969
Cash, beginning of period	57,447	60,485
Cash, end of period	$96,930	$112,454
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$1,306

The accompany notes are an integral part of these financial statements.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Business Organization

These financial statements represent the financial statements of Kopjaggers, Inc (“Kopjaggers”) and its wholly owned operating subsidiary, Sand/Land of Florida Enterprises, Inc. (“Sand/Land”).  Kopjaggers and Sand/Land are collectively referred to herein as the “Company”.

On June 16, 2014, pursuant to a share exchange agreement, Kopjaggers merged with Sand/Land of Florida Enterprises, Inc. (“Sand/Land”), a Florida corporation formed as a S-Corporation under the laws of the State of Florida on August 15, 1986, in which the existing stockholders of Sand/Land exchanged all of their issued and outstanding shares of common stock for 9,490,000 shares of common stock of Kopjaggers (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Sand/Land owned 47.45% of Kopjaggers outstanding common stock.

As a result of the Reverse Merger, Sand/Land became a wholly owned subsidiary of Kopjaggers. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Sand/Land as the acquirer and Kopjaggers as the acquired party. As a result, the business and financial information included in this Quarterly Report on Form 10-Q is the business and financial information of Sand/Land. The accumulated deficit of Kopjaggers has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of Kopjaggers was insignificant.

The Company operates as a licensed Construction & Demolition landfill. The Company’s primary operations are based near Tampa, Florida.

Note 2 – Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.” ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Revenue and Cost Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash and cash equivalents to be all highly liquid deposits with maturities of three months or less. Cash equivalents are carried at cost, which approximates market value.

The Company maintains its cash and cash equivalents at various financial institutions where they are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The balances of these accounts from time to time exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience.  At June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was approximately $112,000.  Bad debt expense recognized for the six months ended June 30, 2014 and 2013 was $762 and $0, respectively.  Bad debt expense recognized for the three months ended June 30, 2014 and 2013 was $420 and $0, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as operating expenses.

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

The Company reviews property, plant and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

Intangible Assets – Customer List

A Customer list was bought from a related party in 2011.  It is being amortized over five years.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the six months ended June 30, 2014 and 2013 was $2,302 and $2,694, respectively.  Advertising expense for the three months ended June 30, 2014 and 2013 was $1,153 and $1,392, respectively.

Income Taxes

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any tax positions that require disclosure.

Environmental Remediation Liability

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Reclassifications

Certain reclassifications have been made in prior year balances to conform to the current year presentation.  Such reclassifications had no effect on net income as previously reported.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  Although the Company has been operating since August of 1986, the Company has suffered consecutive negative cash flows from operations and has limited working capital. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, and ultimately, the achievement of significant operating revenues over operating expenses.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at June 30, 2014 and December 31, 2013:

Depreciation expense for the six months ended June 30, 2014 and 2013 was $27,008 and $18,579, respectively. Depreciation expense for the three months ended June 30, 2014 and 2013 was $13,831 and $9,374, respectively.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

Note 5 – Amortizable Intangible Assets

Intangible assets consist of the following as of June 30, 2014 and December 31, 2013:

Amortization expense for the six months ended June 30, 2014 and 2013 was $9,081 and $9,084, respectively. Amortization expense for the three months ended June 30, 2014 and 2013 was $4,540 and $4,544, respectively.

Note 6 – Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome of certain of these litigation matters.

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection.  As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2013 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at June 30, 2014 and December 31, 2013, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

As discussed in note 7 to the financial statements, as of June 30, 2014 and 2013, approximately 38% and 12% of the Company’s revenues were generated from a related party, respectively and approximately 56% and 24% of net accounts receivable were due from a related party as of June 30, 2014 and 2013, respectively.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from a related party, a Company owned by the majority shareholder of the Company.  Total revenue generated from the related party during the six months ended June 30, 2014 and 2013 was $312,224 and $69,060 or 38% and 12% of total revenue, respectively.  Total revenue generated from the related party during the three months ended June 30, 2014 and 2013 was $166,250 and $43,175 or 39% and 15% of total revenue, respectively. Total related party accounts receivable as of June 30, 2014 and 2013 related to these sales was approximately $118,397 and 98,619, or 56% and 24% of total net accounts receivable, respectively.

Related Party Shareholder Loan

The Company has a note with the sole shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. This note is due during 2016, though the Company makes periodic payments on the Note when excess cash is available.

The balance of the note at June 30, 2014 and December 31, 2013 was $701,869 and $828,488, respectively.  The balance of the related accrued interest at June 30, 2014 and December 31, 2013 was $54,941and $50,836, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $4,105 and $5,872, respectively. Interest expense for the three months ended June 30, 2014 and 2013 was $2,042 and $2,604, respectively.

The aggregate annual maturities of the related party long-term debt are as follows:

Note 8 – Subsequent Events

On July 9, 2014, the Company cancelled 8,000,000 shares of the Company’s common stock.  All cancelled shares were those of Insiders, the Board of Directors or Officers of the Company.

On July 21, 2014, the Company’s largest shareholder approved, in lieu of a shareholder meeting, that the Company increase the authorized shares of common stock to 250,000,000, institute a forward stock split of the common stock at a rate of 5:1 and change the name of the Company from Kopjaggers, Inc. to National Waste Management Holdings, Inc. The Company’s President is authorized to take all action required to properly effect the amendment, including properly filing with the Department of State of Florida, the Securities and Exchange Commission, and delivering notice to all shareholders of the Company.  These changes are not final and thus the financial statements for the six months ended June 30, 2014 and 2013 do not reflect any adjustments to incorporate these changes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

Our results are vulnerable to economic conditions;

•

Our ability to raise adequate working capital;

•

Loss of customers or sales weakness;

•

Inability to achieve sales levels or other operating results;

•

The unavailability of funds for capital expenditures;

•

Operational inefficiencies;

•

Increased competitive pressures from existing competitors and new entrants;

•

Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•

We may incur charges related to capitalized expenditures of landfill development projects, which would decrease our earnings;

•

Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•

Our accruals for our landfill site closure and post-closure costs may be inadequate;

•

Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•

Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills; and

•

Alternatives to landfill disposal may cause our revenues and operating results to decline.

These risks and uncertainties, as well as others, are discussed in greater detail in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, including our most recent Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

GENERAL

Overview

We are a landfill service that provides landfill services, roll-off dumpster service, and mulch products. We service the counties of Citrus, Hernando, and Marion in Florida.  We average annual disposals of approximately 110,000 cubic yards of construction debris and manage our 54 acre landfill facility. We started operations with one roll-off truck and now operate four trucks and 350 containers.  We have maintained a contract with Citrus County Solid Waste Management landfill to back-up their roll-off trucks since 2000.

Results of Operations

Comparison for the six months ended June 30, 2014 and 2013

Sales for the six months ended June 30, 2014 and 2013 were $818,936, and $583,893, respectively, an increase of $235,043 or approximately 40%. The increase in sales is primarily attributable to increased sales to a related party accounting for $312,224 of total sales for the for the six months ended June 30, 2014 (38%) as compared to sales of $69,060 to this related party for the six months ended June 30, 2013 (12%).   Increased sales are also attributable to a better economy year over year and stronger customer base.

Cost of goods sold for the six months ended June 30, 2014 and 2013 were $450,287 and $316,097 respectively, an increase of $134,190 or 42%. The increase is primarily due to an increase in sales as discussed above.

General and administrative cost for the six months ended June 30, 2014 and 2013 respectively were $196,058 and $168,235, an increase of $27,823 or approximately 17%. The increase is primarily due to an increase in sales activity.

Interest expense was $4,105 and $5,872 for the six months ended June 30, 2014 and 2013, respectively. The decrease was attributable to the reduction of credit card balances and interest associated with these carrying costs.

Net income for the six months ended June 30, 2014 and 2013 respectively were $168,486 and $101,689.  The increase is primarily attributable to the increase in sales and more efficient use of resources.

Comparison for the three months ended June 30, 2014 and 2013

Sales for the three months ended June 30, 2014 and 2013 were $424,600 and $296,012, respectively, an increase of $128,588 or approximately 43%. The increase in sales is primarily attributable to increased sales to a related party accounting for $166,250 of total sales for the for the three months ended June 30, 2014 (39%) as compared to sales of $43,175 to this related party for the

three months ended June 30, 2013 (15%).   Increased sales are also attributable to a better economy year over year and stronger customer base.

Cost of goods sold for the three months ended June 30, 2014 and 2013 were $221,570 and $171,557 respectively, an increase of $50,013 or 29%. The increase is primarily due to an increase in sales as discussed above.

General and administrative cost for the three months ended June 30, 2014 and 2013 respectively, were $90,872 and $98,049 a decrease of $7,177 or 7%. The decrease is primarily due to operational efficiencies.

Interest expense was $2,042 and $3,582 for the three months ended June 30, 2014 and 2013, respectively. The decrease was attributable to the reduction of credit card balances and interest associated with these carrying costs.

Net income for the three months ended June 30, 2014 and 2013 was $110,116 and $30,824 respectively. The increase is primarily attributable to the increase in sales, specifically the increase in related party sales as discussed above.  A better economy and stronger customer base are also factors for the increase.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations and related-party borrowings.  We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of June 30, 2014, we had cash of $96,930 and working capital of $123,104 as compared to cash of $57,447 and working capital of $75,275 at December 31, 2013.

Cash Flows for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30 2014

Operating activities for the six months ended June 30, 2014 provided cash of $196,233 compared to $92,332 for the six months ended June 30, 2014, an increase of $103,901. This increase was primarily due to an increase in income between the two periods. Our cash flows from investing activities were ($30,131) and ($29,300) respectively, an increase of $831 primarily due to purchases of equipment. Our cash flows used in financing activities was ($126,619) and ($11,063) respectively, an increase of ($115,556) primarily due to payment on related party loans.

Off-Balance sheet arrangements

There were no off-balance sheet arrangements for the period ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 4. Mine Safety Disclosures.

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

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

Kopjaggers Inc.

Date: August 18, 2014

By: /s/ Charles Teelon

Charles Teelon , President,

Chief Executive Officer

EXHIBIT 31

SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER OF KOPJAGGERS, INC.

I, Charles Teelon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kopjaggers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 18, 2014	/s/ Charles Teelon
Charles Teelon
President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF EMONECO INC.

In connection with the accompanying Quarterly Report on Form 10-Q of Kopjaggers, Inc. for the quarter ended June 30, 2014, the undersigned, Charles Teelon, President and Chief Executive Officer, principal accounting officer and principal financial officer, of Kopjaggers, Inc., does hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 fairly presents, in all material respects, the financial condition and results of operations of Kopjaggers, Inc.

Date:  August 18, 2014

/s/ Charles Teelon
Charles Teelon
President and Chief Executive Officer, principal accounting officer and principal financial officer