Form 10-Q/A
period 2014-06-30
KOPJAGGERS INC.
filed 2014-08-25
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

5920 North Florida Ave.

 Hernando Fl. 34442

 (Address of principal executive offices)

(352)-489-6912

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No [x]

The Company has 12,000,000 shares outstanding as of August 15, 2014.

Explanatory Note

The purpose of this amendment is to correct an incorrect address on the cover letter.

PART I – FINANCIAL INFORMATION

KOPJAGGERS, INC.

CONSOLIDATED BALANCE SHEETS

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

CONSOLIDATED STATEMENTS OF OPERATIONS

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

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

KOPJAGGERS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

KOPJAGGERS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

KOPJAGGERS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

KOPJAGGERS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

KOPJAGGERS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

KOPJAGGERS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

KOPJAGGERS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 4. Mine Safety Disclosures.

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1*	Articles of Incorporation
3.1*	Amended and Restated Articles of Incorporation
3.2*	Bylaws
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act*

*Incorporated by reference, previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kopjaggers Inc.

Date: August 25, 2014

By: /s/ Charles Teelon

Charles Teelon , President,

Chief Executive Officer