Form 10-Q/A
period 2014-06-30
KOPJAGGERS INC.
filed 2014-09-19
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

5920 North Florida Ave.

Hernando, FL 34442

(Address of principal executive offices)

(352)-498-6912

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company has 12,000,000 shares outstanding as of September 17, 2014.

Explanatory Note: The purpose of this restatement is to correct assets that had not been previously recorded that were contributed to the Company from a shareholder of the Company during the fiscal year ending December 31, 2013. The primary affect of the restatement was to property and equipment and the Shareholder note. Depreciation expense and interest expense on the shareholder loan were also affected. See note 8 of the financial statements for a reconciliation of the misstatement to the quarterly financial statements for the six months ended June 30, 2014 and 2013 that were filed on August 18, 2014.

PART I – FINANCIAL INFORMATION

KOPJAGGERS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2014

Index to Consolidated Financial Statements

Page

Unaudited Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	4
Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013	5
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	6
Unaudited Consolidated Notes to the Financial Statements	7-16

KOPJAGGERS, INC.

CONSOLIDTED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,930	$57,447
Accounts receivable, net	118,397	98,619
Other current assets	2,660	2,660

Total current assets	217,987	158,726

Property and equipment, net	618,045	638,740

Other assets:
Intangible assets, net	45,403	54,488
Secured letter of credit	324,950	324,950
Deposits	8,750	8,750

Total other assets	379,103	388,188

Total assets	$1,215,135	$1,185,654

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$39,942	$32,615
Due to related party - accrued interest	55,364	50,836

Total current liabilities	95,306	83,451

Long-term liabilities:
Environmental remediation obligation	424,596	424,596
Loan from shareholder	811,499	938,118

Total liabilities	$1,331,401	$1,446,165
Commitments and Contingencies (see note 6)

Stockholders' deficit:
Common stock, no par value; 20,000,000
authorized, 9,490,000 and 20,000,000
shares issued and outstanding at June 30
2014 and December 31, 2013, respectively	$-	$-
Additional paid-in capital	9,454	9,454
Accumulated deficit	(125,720)	(269,965)

Total stockholders' deficit	(116,266)	(260,511)

Total liabilities and stockholders' deficit	$1,215,135	$1,185,654

KOPJAGGERS, INC.

CONSOLIDTED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$818,936	$583,893	$424,600	$296,012

Cost of revenues	474,105	316,097	233,385	171,557

Gross profit	344,831	267,796	191,215	124,455

Selling, general and administrative expenses	196,058	168,235	90,872	98,049

Income from operations	148,773	99,561	100,343	26,406

Other income (expenses)
Interest expense	(4,528)	(5,872)	(2,191)	(3,582)
Gain on sale of assets	-	8,000	-	8,000

Total other income (expenses)	(4,528)	2,128	(2,191)	4,418

Net income	$144,245	$101,689	$98,152	$30,824

KOPJAGGERS, INC.

CONSOLIDTED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net income	$144,245	$101,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	59,907	27,663
Bad debt expense	762	762
Non cash interest expense	4,528	4,566
(Increase) decrease in assets:
Accounts receivable, net of allowances	(20,540)	(16,183)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	7,331	(26,165)
Net cash provided by operating activities	$196,233	$92,332

Cash flows from investing activities:
Purchases of property and equipment	(30,131)	(29,300)
Proceeds from sale of assets	-	-

Net cash used in investing activities	$(30,131)	$(29,300)

Cash flows from financing activities:
Advances on loan from shareholder	8,100	-
Payments on loan from shareholder	(134,719)	(11,063)

Net cash provided by financing activities	$(126,619)	$(11,063)

Net increase (decrease) in cash	$39,483	$51,969

Cash, beginning of year	57,447	60,485

Cash, end of year	$96,930	$112,454

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$-	$1,306

Supplemental schedule of non-cash activities:
Assets contributed from shareholder in lieu of increasing the Shareholder Note Payable	$-	$109,630

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Business Organization

These financial statements represent the financial statements of Kopjaggers, Inc (“Kopjaggers”) and its wholly owned subsidiaries, Sandland Acquisition Corp., Inc. and Sand/Land of Florida Enterprises, Inc. (“Sand/Land”). Kopjaggers and Sand/Land are collectively referred to herein as the “Company”.

On June 16, 2014, pursuant to a share exchange agreement, Kopjaggers merged with Sand/Land. Sandland Acquisition Corp., Inc. was formed in May 20014 and Sand/Land of Florida Enterprises, Inc. was formed on August 15, 1986; both corporations were formed as S-Corporations under the laws of the State of Florida. Sandland Acquisition Corp., Inc., a non-operating subsidiary holding company was formed for the sole purpose of merging with Sand/Land of Florida of Enterprises, the operating subsidiary in order to initiate a merger with Koppjaggers, Inc. (the “Reverse Merger”). The existing stockholders of Sand/Land exchanged all of their issued and outstanding shares of common stock for 9,490,000 shares of common stock of Kopjaggers (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Sand/Land owned 47.45% of Kopjaggers outstanding common stock.

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

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Transportation equipment	5 years
Office and machinery equipment	5 years
Roll off containers	5-7 years
Airspace	39.5 years

The Company reviews property, plant and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2014, the Company has not experienced impairment losses on its long-lived assets.

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

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Note 4 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Machinery and equipment	1,914,696	1,884,566
Airspace	865,076	865,076
Transportation equipment	561,240	561,240
Improvements	306,372	306,372
Office furniture and equipment	2,117	2,117
Land Fill Area	72,098	72,098
Total Property, plant and equipment	3,721,599	3,691,469
Less: accumulated depreciation	(3,103,554)	(3,052,729)
Property, plant and equipment, net	618,045	638,740

Depreciation expense for the six months ended June 30, 2014 and 2013 was $39,736 and $18,579, respectively. Depreciation expense for the three months ended June 30, 2014 and 2013 was $20,100 and $9,374, respectively.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Amortizable Intangible Assets

Intangible assets consist of the following as of June 30, 2014 and December 31, 2013:

			Amortization
	2014	2013	Period
Customer list	$90,813	$90,813	5 years
Less accumulated amortization	(45,411)	(36,325)
Intangible assets, net	$45,403	$54,488

The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending
2014	$9,081
2015	18,163
2016	18,159
$45,403

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

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

The balance of the note at June 30, 2014 and December 31, 2013 was $811,499 and $828,488, respectively. The balance of the related accrued interest at June 30, 2014 and December 31, 2013 was $55,364 and $50,836, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $4,528 and $5,872, respectively. Interest expense for the three months ended June 30, 2014 and 2013 was $2,191 and $3,582, respectively.

The aggregate annual maturities of the related party long-term debt are as follows:

Year Ending
2014	$-
2015	-
2016	811,499
2017	-
2018	-
$811,499

Related Party Assets Contributed

During the three months ended March 31, 2013, the Company’s sole shareholder contributed approximately $110,000 of assets to the Company. The assets increased the note payable due the shareholder by approximately $110,000.

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Restatement

The financial statements for the six months ended June 30, 2014 have been restated due to $109,630 of assets that had not been previously recorded that were contributed to the Company from a shareholder during the fiscal year ending December 31, 2013. The primary affect of the restatement relates to property and equipment non-cash additions and the non-cash addition to the Shareholder note. Depreciation expense and interest expense on the shareholder loan were also affected. Following is a tabular presentation of the balance sheet and income statement affect of the restatement.

Balance sheet restatement:

As of June 30, 2014
(unaudited)
Previously stated property and equipment	$504,254
Restatement	113,791
Restated property and equipment	618,045

Previously stated total assets	1,101,344
Restatement	113,791
Restated property and equipment	1,215,135

Previously stated related party - accrued interest	54,941
Restatement	423
Restated related party - accrued interest	55,364

Previously stated loan from shareholder	701,869
Restatement	109,630
Restated loan from shareholder	811,499

Previously stated total liabilities	1,221,348
Restatement	110,053
Restated loan from shareholder	1,331,401

Previously stated total liabilities and stockholders deficit	1,101,344
Restatement	113,791
Restated loan from shareholder	$1,215,135

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Restatement (continued)

	Six Months Ended	Three Months Ended
	June 30, 2014	June 30, 2014
	(unaudited)	(unaudited)
Previously stated cost of sales	$450,287	$221,570
Restatement	23,818	11,815
Restated cost of sales	474,105	233,385

Previously stated gross profit	368,649	203,030
Restatement	(23,818)	(11,815)
Restated gross profit	344,831	191,215

Previously stated income from operations	172,591	112,158
Restatement	(23,818)	(11,815)
Restated income from operations	148,773	100,343

Previously stated other income (expense)	(4,105)	(2,042)
Restatement	(423)	(149)
Restated other income (expense)	(4,528)	(2,191)

Previously stated net income	168,486	110,116
Restatement	(24,241)	(11,964)
Restated net income	$144,245	$98,152

KOPJAGGERS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 9 – Subsequent Events

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our results are vulnerable to economic conditions;

●	Our ability to raise adequate working capital;

●	Loss of customers or sales weakness;

●	Inability to achieve sales levels or other operating results;

●	The unavailability of funds for capital expenditures;

●	Operational inefficiencies;

●	Increased competitive pressures from existing competitors and new entrants;

●	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

●	We may incur charges related to capitalized expenditures of landfill development projects, which would decrease our earnings;

●	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

●	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

●	Our accruals for our landfill site closure and post-closure costs may be inadequate;

●	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

●	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

●	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

●	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills; and

●	Alternatives to landfill disposal may cause our revenues and operating results to decline.

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

Results of Operations

Comparison for the six months ended June 30, 2014 and 2013

Sales for the six months ended June 30, 2014 and 2013 were $818,936, and $583,893, respectively, an increase of $235,043 or approximately 40%. The increase in sales is primarily attributable to increased sales to a related party accounting for $312,224 of total sales for the for the six months ended June 30, 2014 (38% of total sales) as compared to sales of $69,060 to this related party for the six months ended June 30, 2013 (12% of total sales). Increased sales are also attributable to a better economy year over year and stronger customer base.

Cost of goods sold for the six months ended June 30, 2014 and 2013 were $474,105 and $316,097 respectively, an increase of $158,008 or 50%. The increase is primarily due to an increase in sales as discussed above.

General and administrative cost for the six months ended June 30, 2014 and 2013 respectively were $196,058 and $168,235, an increase of $27,823 or approximately 17%. The increase is primarily due to an increase in sales activity.

Interest expense was $4,528 and $5,872 for the six months ended June 30, 2014 and 2013, respectively. The decrease was attributable to the reduction of credit card balances and interest associated with these carrying costs.

Net income for the six months ended June 30, 2014 and 2013 respectively were $144,245 and $101,689. The increase is primarily attributable to the increase in sales and more efficient use of resources.

Comparison for the three months ended June 30, 2014 and 2013

Sales for the three months ended June 30, 2014 and 2013 were $424,600 and $296,012, respectively, an increase of $128,588 or approximately 43%. The increase in sales is primarily attributable to increased sales to a related party accounting for $166,250 of total sales for the for the three months ended June 30, 2014 (39% of total sales) as compared to sales of $43,175 to this related party for the three months ended June 30, 2013 (15% of total sales). Increased sales are also attributable to a better economy year over year and stronger customer base.

Cost of goods sold for the three months ended June 30, 2014 and 2013 were $233,385 and $171,557 respectively, an increase of $61,828 or 36%. The increase is primarily due to an increase in sales as discussed above.

General and administrative cost for the three months ended June 30, 2014 and 2013 respectively, were $90,872 and $98,049 a decrease of $7,177 or 7%.. The decrease is primarily due to an increase in operational efficiencies.

Interest expense was $2,191 and $3,582 for the three months ended June 30, 2014 and 2013, respectively. The decrease was attributable to the reduction of credit card balances and interest associated with these carrying costs.

Net income for the three months ended June 30, 2014 and 2013 was $98,152 and $30,824 respectively. The increase is primarily attributable to the increase in sales, specifically the increase in related party sales as discussed above. A better economy and stronger customer base are also factors for the increase.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations and related-party borrowings. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of June 30, 2014, we had cash of $96,930 and working capital of $122,681 as compared to cash of $57,447 and working capital of $75,275 at December 31, 2013.

Cash Flows for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30 2014

Operating activities for the six months ended June 30, 2014 provided cash of $196,233 compared to $92,332 for the six months ended June 30, 2014, an increase of $103,901. This increase was primarily due to an increase in income between the two periods. Our cash flows from investing activities were ($30,131) and ($29,300) respectively, an increase of $831 primarily due to purchases of equipment. Our cash flows used in financing activities was ($134,719) and ($11,063) respectively, an increase of ($123,656) primarily due to payment on related party loans.

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

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

3.1*	Articles of Incorporation
3.1*	Amended and Restated Articles of Incorporation
3.2*	Bylaws
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kopjaggers Inc.

Date: September 17, 2014	By:	/s/ Charles Teelon
Charles Teelon , President,
Chief Executive Officer

