Form 10-Q
period 2014-09-30
National Waste Management Holdings, Inc.
filed 2014-11-14
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number 000-54307

National Waste Management Holdings, Inc.

(Previously Kopjaggers, Inc.)

(Exact name of small business issuer as specified in its charter)

FLORIDA	27-2037711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5920 N. Florida Avenue

Hernando, FL 34442

(Address of principal executive offices)

(352) 498-6912

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

The Company has 60,000,000 shares outstanding as of November 12, 2014.

1

1

PART I – FINANCIAL INFORMATION

NATIONAL WASTE MANAGEMENT HOLDINGS, INC. (PREVIOUSLY KOPJAGGERS, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013	3
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2014 and 2013	4
Unaudited Consolidated Notes to the Financial Statements	5-11

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Assets	2014	2013
Current assets:	(Unaudited)
Cash and cash equivalents	$147,698	$57,447
Accounts receivable, net	124,199	98,619
Other current assets	3,010	2,660

Total current assets	274,907	158,726

Property and equipment, net	591,412	638,740

Other assets:
Intangible assets, net	40,862	54,488
Secured letter of credit	324,950	324,950
Deposits	8,750	8,750

Total other assets	374,562	388,188

Total assets	$1,240,881	$1,185,654

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$52,449	$32,615
Due to related party - accrued interest	57,330	50,836

Total current liabilities	109,779	83,451

Long-term liabilities:
Environmental remediation obligation	424,596	424,596
Loan from shareholder	761,337	938,118

Total liabilities	$1,295,712	$1,446,165
Commitments and Contingencies (see note 6)

Stockholders' deficit:
Common stock, no par value; 250,000,000
authorized, 60,000,000 and 47,500,000
shares issued and oustanding at September 30,
2014 and December 31, 2013, respectively	$-	$-
Additional paid-in capital	9,454	9,454
Accumulated deficit	(64,285)	(269,965)

Total stockholders' deficit	(54,831)	(260,511)

Total liabilities and stockholders' deficit	$1,240,881	$1,185,654

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,241,572	$911,441	$422,636	$327,548

Cost of revenues	698,313	529,906	224,208	213,809

Gross profit	543,259	381,535	198,428	113,739

Selling, general and
administrative expenses	331,085	243,266	135,027	75,031

Income from operations	212,174	138,269	63,401	38,708

Other income (expenses):
Interest expense	(6,494)	(8,383)	(1,966)	(2,511)
Gain on sale of assets	-	10,800	-	2,800

Total other income (expenses)	(6,494)	2,417	(1,966)	289

Net income	$205,680	$140,686	$61,435	$38,997

Net income per common share:

Basic	$0.004	$0.003	$0.001	$0.001
Diluted	$0.004	$0.003	$0.001	$0.001

Weighted average number of shares outstanding

Basic	55,784,444	47,450,000	63,111,111	47,450,000
Diluted	55,784,444	47,450,000	63,111,111	47,450,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net income	$205,680	$140,686
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization expenses	91,082	66,938
Bad debt expense	762	762
Non cash interest expense	6,494	(42,623)
(Increase) decrease in assets:
Accounts receivable, net of allowances	(26,342)	(42,544)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	19,837	39,286
Net cash provided by operating activities	$297,163	$162,505

Cash flows from investing activities:
Purchases of property and equipment	(30,131)	(140,672)
Proceeds from sale of assets	-	-

Net cash used in investing activities	$(30,131)	$(140,672)

Cash flows from financing activities:
Advances on loan from shareholder	8,100	-
Payments on loan from shareholder	(184,881)	78,567

Net cash provided by financing activities	$(176,781)	$78,567

Net increase (decrease) in cash	$90,251	$100,400

Cash, beginning of year	57,447	60,484

Cash, end of year	$147,698	$160,884

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$-	$1,306

Supplemental schedule of non-cash activities:
Assets contributed from shareholder in lieu of
increasing the Shareholder Note Payable	$-	$109,630

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 1 – Business Organization

These financial statements represent the financial statements of National Waste Management Holdings, Inc. (“NWMH”) (previously known as Kopjaggers, Inc.) and its wholly owned operating subsidiary, Sand/Land of Florida Enterprises, Inc. (“Sand/Land”). NWMH and Sand/Land are collectively referred to herein as the “Company”. The Company changed it’s name from Kopjaggers, Inc. to National Waste Management Holdings, Inc. effective October 31, 2014.

On June 16, 2014, pursuant to a share exchange agreement, NWMH merged with Sand/Land of Florida Enterprises, Inc. (“Sand/Land”), a Florida corporation formed as a S-Corporation under the laws of the State of Florida on August 15, 1986, in which the existing stockholders of Sand/Land exchanged all of their issued and outstanding shares of common stock for 47,450,000 shares of common stock of NWMH (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Sand/Land owned 47.45% of NWMH outstanding common stock.

As a result of the Reverse Merger, Sand/Land became a wholly owned subsidiary of NWMH. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Sand/Land as the acquirer and NWMH as the acquired party. As a result, the business and financial information included in this Quarterly Report on Form 10-Q is the business and financial information of Sand/Land. The accumulated deficit of NWMH has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of NWMH was insignificant.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. At September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was approximately $112,000. Bad debt expense recognized for the nine months ended September 30, 2014 and 2013 was $762 and $0, respectively. Bad debt expense recognized for the three months ended September 30, 2014 and 2013 was $0 and $0, respectively.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 2 – Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2014, the Company has not experienced impairment losses on its long-lived assets.

Intangible Assets – Customer List

A Customer list was bought from a related party in 2011. It is being amortized over five years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense for the nine months ended September 30, 2014 and 2013 was $3,621 and $4,002, respectively. Advertising expense for the three months ended September 30, 2014 and 2013 was $1,319 and $1,308, respectively.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Note 4 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Machinery and equipment	$1,914,696	$1,884,566
Airspace	865,076	865,076
Transportation equipment	561,238	561,240
Improvements	306,372	306,372
Office furniture and equipment	2,117	2,117
Land Fill Area	72,098	72,098
Total Property, plant and equipment	3,721,597	3,691,469
Less: accumulated depreciation	(3,130,185)	(3,052,729)
Property, plant and equipment, net	$591,412	$638,740

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $77,460 and $53,316, respectively. Depreciation expense for the three months ended September 30, 2014 and 2013 was $26,634 and $34,737, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 5 – Amortizable Intangible Assets

Intangible assets consist of the following as of September 30, 2014 and December 31, 2013:

			Amortization
	2014	2013	Period
Customer list	$90,813	$90,813	5 years
Less accumulated amortization	(49,951)	(36,325)
Intangible assets, net	$40,862	$54,488

The estimated aggregate amortization expense for each of the next three years is as follows:

Year Ending
2014	4,541
2015	18,163
2016	18,159
$40,862

Amortization expense for the nine months ended September 30, 2014 and 2013 was $13,622 and $13,622, respectively. Amortization expense for the three months ended June 30, 2014 and 2013 was $4,540 and $4,538, respectively.

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

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2013 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at September 30, 2014 and December 31, 2013, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

As discussed in note 7 to the financial statements, as of September 30, 2014 and 2013 and for the nine months then ended, approximately 33% and 15% of the Company’s revenues were generated from a related party, respectively and approximately 54% and 53% of net accounts receivable were due from related parties as of September 30, 2014 and 2013, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 7 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from related parties, companies owned by the majority shareholder of the Company. Total revenue generated from the related parties during the nine months ended September 30, 2014 and 2013 were $405,350 and $132,950 or 33% and 15% of total revenue, respectively. Total revenue generated from related parties during the three months ended September 30, 2014 and 2013 were $158,600 and $85,900 or 38% and 26% of total revenue, respectively. Total related party accounts receivable as of September 30, 2014 and 2013 related to these sales was approximately $66,650 and $40,050, or 54% and 53% of total net accounts receivable, respectively.

Related Party Shareholder Loan

The Company has a note with the sole shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. Though this note is due during 2016, the Company makes periodic payments on the Note when excess cash is available.

The balance of the note at September 30, 2014 and December 31, 2013 was $761,337 and $938,118, respectively. The balance of the related accrued interest at September 30, 2014 and December 31, 2013 was $57,330 and $50,836, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was $6,494 and $8,383, respectively. Interest expense for the three months ended September 30, 2014 and 2013 was $1,966 and $2,511, respectively.

The aggregate annual maturities of the related party long-term debt are as follows:

Year Ending
2014	$-
2015	-
2016	761,337
2017	-
2018	-
$761,337

Note 8 – Stockholders’ Deficit

On July 9, 2014, the Company cancelled 8,000,000 shares of the Company’s common stock. All cancelled shares were those of Insiders, the Board of Directors or Officers of the Company.

On October 31, 2014, a 5:1 stock split and an increase in the Company’s authorized shares from 20,000,000 to 250,000,000 were approved by FINRA and became effective. These changes have been reflected in the equity section of the financial statements, retroactively for all periods presented. See the subsequent event disclosure for further information.

Note 9 – Subsequent Events

On July 21, 2014, the Company’s largest shareholder approved, in lieu of a shareholder meeting, that the Company increase the authorized shares of common stock to 250,000,000, institute a forward stock split of the common stock at a rate of 5:1 and change the name of the Company from Kopjaggers, Inc. to National Waste Management Holdings, Inc. The Company’s President is authorized to take all action required to properly effect the amendment, including properly filing with the Department of State of Florida, the Securities and Exchange Commission, and delivering notice to all shareholders of the Company. These changes took effect on October 31st, 2014 and the financial statements have been adjusted to reflect the changes to authorized shares and the forward split retroactively for all periods presented.

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

Results of Operations

Comparison for the nine months ended September 30, 2014 and 2013

Sales for the nine months ended September 30, 2014 and 2013 were $1,241,572, and $911,441, respectively, an increase of $330,131 or approximately 36%. The increase in sales is primarily attributable to increased sales to a related party accounting for $405,350 of total sales for the for the nine months ended September 30, 2014 (33% of total sales) as compared to sales of $132,950 to this related party for the nine months ended September 30, 2013 (15% of total sales). Increased sales are also attributable to a better economy year over year and stronger customer base.

Cost of revenues for the nine months ended September 30, 2014 and 2013 were $698,313 and $529,906 respectively, an increase of $168,407 or 32%. The increase is primarily due to an increase in sales as discussed above.

General and administrative cost for the nine months ended September 30, 2014 and 2013 respectively were $331,085 and $243,266, an increase of $87,819 or approximately 27%. The increase is primarily due to an increase in sales activity.

Interest expense was $6,494 and $8,383 for the nine months ended September 30, 2014 and 2013, respectively. The decrease was attributable to the reduction of credit card balances and interest associated with these carrying costs as well as a reduction in principle of the shareholder loan.

Net income for the nine months ended September 30, 2014 and 2013 respectively were $205,680 and $140,686. The increase is primarily attributable to the increase in sales and more efficient use of resources.

Comparison for the three months ended September 30, 2014 and 2013

Sales for the three months ended September 30, 2014 and 2013 were $422,636 and $327,548, respectively, an increase of $95,088 or approximately 29%. The increase in sales is primarily attributable to increased sales to a related party accounting for $158,600 of total sales for the for the three months ended September 30, 2014 (38% of total sales) as compared to sales of $85,900 to this related party for the three months ended September 30, 2013 (26% of total sales). Increased sales are also attributable to a better economy year over year and stronger customer base.

Cost of revenues for the three months ended September 30, 2014 and 2013 were $224,208 and $213,809 respectively, an increase of $10,399 or approximately 5% primarily attributable to an increase in sales.

General and administrative cost for the three months ended September 30, 2014 and 2013 respectively, were $135,027 and $75,031 respectively, an increase of $59,996 or approximately 80%. The increase is primarily due to an increase in sales activity.

Interest expense was $1,966 and $2,511 for the three months ended September 30, 2014 and 2013, respectively. The decrease was attributable to the reduction of credit card balances and interest associated with these carrying costs as well as a reduction of principal related to the Shareholder loan.

Net income for the three months ended September 30, 2014 and 2013 was $61,435 and $38,997 respectively. The increase is primarily attributable to the increase in sales and more efficient use of resources.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations and related-party borrowings. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of September 30, 2014, we had cash and cash equivalents of $147,698 and working capital of $165,128 as compared to cash of $57,447 and working capital of $75,275 at December 31, 2013.

Cash Flows for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Cash flows from operating activities for the nine months ended September 30, 2014 provided cash of $297,163 compared to $162,505 for the nine months ended September 30, 2013, an increase of $134,658. This increase was primarily due to an increase in income between the two periods. Our cash flows used in investing activities were ($30,131) and ($140,672) respectively, an increase of $111,541 primarily due to purchases of equipment in the prior year. Our cash flows from (used in) financing activities were ($176,781) and $78,567 respectively. In the previous year, the Company’s President funded the Company with his loan and in 2014, the Company had repaid approximately $184,000 of this loan.

Off-Balance sheet arrangements

There were no off-balance sheet arrangements as of or for the period ended September 30, 2014.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1*	Articles of Incorporation
3.1*	Amended and Restated Articles of Incorporation
3.2*	Bylaws
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Waste Management Holdings Inc.

Date: November 12, 2014                                         By: /s/ Charles Teelon

Charles Teelon , President,

Chief Executive Officer