Form 10-K
period 2014-12-31
National Waste Management Holdings, Inc.
filed 2015-03-31
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number 000-54307

National Waste Management Holdings, Inc.

(Formerly Kopjaggers, Inc.)

(Exact name of small business issuer as specified in its charter)

FLORIDA	27-2037711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5920 N. Florida Avenue

Hernando, FL 34442

(Address of principal executive offices)

(352) 489-6912

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014: $105,100.

The Company has 60,000,000 shares of common stock, with no par value, issued and outstanding as of March 31, 2015.

National Waste Management Holdings, Inc.

Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this Current Report and are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 8 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to National Waste Management Holdings, Inc.

Part 1

Item 1. Business

Overview

National Waste Management Holdings, Inc. (the “Company”), a Florida corporation, is a company that specializes in construction and demolition landfill services and provides roll-off containers at affordable rates. Our business currently focuses on three distinct businesses related to waste removal and management: 1) landfill service; 2) roll-off dumpster service; and 3) mulch products.

Corporate History

Kopjagger, Inc. (“Kopjagger”) was incorporated in the State of Florida on February 23, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which is to buy artwork from throughout the world and sell these artworks through the company's web site which is presently under construction.

On May 28, 2014, Kopjagger created a subsidiary Sandland Acquisition Corp. On June 13, 2014, the subsidiary was merged into Sand/Land of Florida Enterprises, Inc.(“Sand/Land”) an established waste management company with Sand/Land of Florida Enterprises, Inc. remaining as the surviving entity. As a result, Sand/Land became a wholly owned subsidiary. Management of Sand/Land was appointed management of the Company and the Company ceased all operations related to buying, selling, and critiquing artwork to focus on waste management (the “Reverse Merger”).

Sandland was started in the early August 15, 1986. The current owner, Mr. Charles Teelon, purchased Sandland in 1998.

In 2012 Sandland disposed of approximately 110,000 cubic yards of construction debris. Sandland started with one roll off truck and now operates four trucks and 350 containers. At the time, the Company also ran 3 tractor trailer transfer trucks, which were added in 2011 and 2012 in which to haul mulch, hog fuel and also to bring construction debris back to our landfill. Sitting on a 54 acre facility, the Company also became a registered tire collector in 2012. Sand/Land has maintained a contract with Citrus County Solid Waste Management landfill to back-up their roll-off trucks since 2000.

Business

Prior to the Reverse Merger, the Company’s plan of operations was to engage in the business of providing art news and information on artwork (more specifically, paintings and sculptures) through website www.kopjaggers.com. However, as a result of the Merger, the Company modified its plan of operations and instead focus on waste management, generally, with most operations for the next 6 months simply maintaining operations of Sand/Land of Florida Enterprises, Inc.

In regards to Company’s subsidiary holding, Company draws from over 40 years of relevant industry experience and provide coverage to Citrus, Hernando, and Marion counties of Florida. Company specializes in construction and demolition landfill service and provide roll-off containers at affordable rates. Company’s business currently focuses on three distinct businesses related to waste removal and management: 1) landfill service; 2) roll-off dumpster service; and 3) Mulch Products.

Landfill Service

The core of our business is our specialization in servicing our own land fill which we operate in accordance with EPA standards. Our landfill facilities service both waste from our own operations in roll-off dumpster services and third parties, either individual or corporate, which require the use of our landfill facilities.

Currently, our landfill operations service the following types of waste:

●	Construction and debris landfill

●	Clean-up and hauling

●	Land clearing and yard trash debris

●	Recycling

Roll-Off Dumpster Services

Our roll-off dumpster services the Hernando, FL area and surrounding counties providing dumpsters for lease for construction sites and special events. We provide full service delivery, removal and replacement dumpster. Our dumpster rentals range from 13 cubic yards to 40 cubic yards and are delivered within 24 hours. Upon removal we take along all waste and garbage and clean the site.

Mulching

As an ancillary business to the waste and garbage traditionally covered by waste management companies, we also provide mulching services as a retail component. We sell bulk mulch in a variety of colors, species of plants, and sizes, delivered anywhere in the tri-county area. We utilize our waste management and removal operations to source prime mulching materials. The offset of sourcing materials through existing operations, allows us to minimize the total cost of operating our mulching service.

Competition

Competition is encountered in both the construction and demolition (“C&D”) landfill services and the roll off businesses. Competitive price pressures have the potential to affect the operating results and financial position of Sandland adversely. We may encounter the constant risk of demands for price reductions from large corporate clients, but we will strive to maintain profitability in the face of downward price pressures by continually seeking to raise productivity, enhance brand image, develop new clients and provide greater values to customers. However, management cannot guarantee that such efforts will always be sufficient to offset the effects of competition. Our strategy is based on maintaining a highly competitive pricing structure.

We have a clear advantage over a majority of our competition because our competition is our customer also. Most of them do not own their own landfill which gives us a great advantage. We believe in long term relationships and work to facilitate them with our customers as we are dedicated to our clients’ needs for responsive turnkey C&D services.

Sand/Land will continue its efforts of being a highly visible company known as the prominent C&D landfill to the contracting and construction industry. We will reinforce our regional presence and market our services to a bigger marketplace in order to facilitate our planned expansion. Sand/Land will be actively promoting sustainable growth to improve market share and increase profitability.

Sandland will also pursue the goals below:

●	Understand customers, competition and industry, and meet specific customer requirements to include an increased regional customer base.

●	Expand our service area to include a greater presence in surrounding counties that we currently service with roll off services, debris handling and disposal companies.

●	Grow the Company in new or emerging markets including recycling while promoting service lines that are currently underutilized.

●	Balance people, management, business goals, and improve internal systems. Upgrade or implement a lead tracking system to interface with related systems in accounting and operations.

●	Develop revenue and profit goals for each business and make each accountable for specific revenue and profitability goals.

●	Streamline business processes to operate economically. Reduce the overall expenditures.

●	Re-develop company values and culture through education and coaching to establish a team.

We feel confident that our stated goals can be reached, based on the experience of our management team in environments where they have already managed substantial growth. Sandland has a track record of tackling robust projects since our inception. The company has been prudently managed and has thrived in the recent economic downturn. We have the staff and management team to maintain the growth in C&D to be one of the top in our field.

Future Acquisitions

The Company has set its focus on expanding the business in order to diversify operations and investments. These potential projects are currently under discussion, although no specific terms have been set forth as of the date of this annual report.

Industry

In 1980, Florida had approximately 500 open dumps. During this time period, it was common practice to either burn or use one of these open dumps in order to alleviate solid waste. Not one of these landfills contained any methods to prevent toxins from leaching into the groundwater. Today C&D debris accounts for almost 25% of Florida’s total Municipal Solid Waste (MSW) stream. A wide range of these materials can be recovered and reused or recycled into new products.

Construction and demolition debris means discarded materials generally considered to be not water soluble and non-hazardous in nature, including but not limited to steel, glass, brick, concrete, asphalt material, pipe, gypsum wallboard, and lumber, from the construction or destruction of a structure as part of a construction or demolition project or from the renovation of a structure, including such debris from construction of structures at a site remote from the construction or demolition project site. The term includes rocks, soils, tree remains, trees, and other vegetative matter which normally results from land clearing or land development operations and clean cardboard, paper, plastic, wood, and metal scraps from construction projects.

The figures below were determined by a volume-based composition study of Florida’s C&D disposal stream conducted by the Florida Center for Solid and Hazardous Waste Management. It should be understood that due to significant densities among C&D materials, the results shown would be significantly different if the study was based on weight.

Wood	Cardboard	Metals	Pallets	Other	Shingles	Concrete	Drywall
44%	11%	5%	4%	17%	6%	5%	8%

REGULATION

The primary management practices for C&D waste in Florida are landfilling and recycling. Sanitary landfills are the most common means of managing C&D waste. Referred to in the past as “dumps,” modern landfills are operated to meet regulations placed to protect human health and the environment. Landfills that receive household and commercial waste must have elaborate liner systems to protect the groundwater from contamination. C&D landfills currently do not require liners in most areas of the state.

C&D waste landfills are currently required by the State to meet certain requirements regarding location and operation. Rules are in place, which require location restrictions, operator training, groundwater monitoring and financial assurance. A number of Florida counties have more strict requirements for C&D disposal than the State. These counties include Palm Beach, Dade, and Broward. In some counties, C&D waste may not be disposed in unlined landfills. Waste is either disposed in a lined class I or class III landfill or sent to a C&D processing and recycling facility. The added requirements for C&D landfills have raised the cost of landfilling, and thus created opportunities for recycling.

Several options exist for recycling C&D waste. Waste can be separated and processed at the C&D job site. This requires active participation by the C&D contractor. Tight economics and the need for rapid completion of construction and demolition projects have limited this practice, although education continues in this area. Most C&D waste recycling takes place at materials recovery facilities (MRFs) where waste stream materials are processed and separated. Waste materials are separated by a combination of mechanical and manual separation. The process often involves crushing the waste in the early stages of the process to aid in the mechanical separation of the material.

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. Environmental Protection Agency (“EPA”), Environment Canada, and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the United States and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue.

Because the primary mission of our business is to collect and manage solid waste in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a management or disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

The primary United States federal statutes affecting our business are summarized below.

 The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”) which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party, or PRP, that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this Prospectus, and the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

 In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend” and words of similar nature and generally include statements containing:

●	projections about accounting and finances;

●	plans and objectives for the future;

●	projections or estimates about assumptions relating to our performance; or

●	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2014 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. Some of our regional competitors can be significant competitors in local markets and are pursuing aggressive regional growth strategies. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for more information on our business strategy.

An investment in our securities involves significant risks. You should carefully consider the risks described below, together with all of the other information in this prospectus, including our consolidated and other financial statements and related notes, and the financial statements of our acquired subsidiaries, included elsewhere in this prospectus, before you decide to purchase our securities. If any of these risks actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected, the trading price and value of our securities could decline and you could lose all or part of your investment.

There are risks involved in pursuing our strategy, including the following:

●	Our strategy may result in a significant change to our business, and our employees, customers or investors may not embrace and support our strategy.
●	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.
●	Customer segmentation could result in fragmentation of our efforts, rather than improved customer relationships.
●	In efforts to enhance our revenues, we have implemented price increases and environmental fees, and we have continued our fuel surcharge program to offset fuel costs. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations.
●	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.
●	Our restructuring may not achieve and/or maintain the goals and cost savings intended.

On-going rationalization of our asset portfolio following our restructuring may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against earnings due to any number of events that could cause impairments to our assets.

Our ability to make strategic acquisitions and to invest in technologies depends on our ability to identify desirable acquisition or investment targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions.

●	Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

●	Integration of acquisitions, investments and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

●	Execution of our strategy may cause us to incur substantial research and development costs, make substantial investments in emerging technologies and/or incur additional indebtedness, which may divert capital away from our traditional business operations.

●	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

In addition to the risks set forth above, implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Compliance with existing or future regulations and/or enforcement of such regulations may restrict or change our operations, increase our operating costs or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial, and local level in the United States and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

●	limitations on siting and constructing new waste disposal, transfer, recycling or processing facilities or on expanding existing facilities;

●	limitations, regulations or levies on collection and disposal prices, rates and volumes;

●	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

●	mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or

●	limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

Regulations affecting the siting, design and closure of landfills could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial.

In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility, or EPR, are being considered or implemented in many places around the world, including in Canada and the U.S. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, state, provincial and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

Increasing customer preference for alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill and waste-to-energy disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, several state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard and food waste, at landfills or waste-to-energy facilities. Where such organic waste is not banned from the landfill or waste-to-energy facility, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as affecting the prices that we can charge for landfill disposal and waste-to-energy services. Our landfills and our waste-to-energy facilities currently provide and have historically provided our highest income from operations margins. If we are not successful in expanding our service offerings and growing lines of businesses to service waste streams that do not go to landfills or waste-to-energy facilities and to provide services for customers that wish to reduce waste entirely, then our revenues and operating results will decline. Additionally, despite the development of new service offerings and lines of business, it is reasonably possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

Developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and waste-to-energy facilities and our profitability.

Our Company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are on-going to provide disposal alternatives that maximize the value of waste, including using waste as a source for renewable energy and other valuable by-products. We and many other companies are investing in these technologies. It is possible that such investments and technological advancements may reduce the cost of waste disposal or power production to a level below our costs and may reduce the demand for landfill space and waste-to-energy facilities. As a result, our revenues and margins could be adversely affected due to advancements in disposal alternatives.

If we are not able to develop new service offerings and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect, new technologies. Research and development of new technologies and investment in emerging technologies often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or emerging technologies in which we have invested, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Our Company and others are increasingly focusing on new technologies that provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

Our business depends on our reputation and the value of our brand.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. The Sand/Land of Florida Enterprises, Inc. brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services. This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, could have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

There is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

In the ordinary course of our business, we have in the past, we are currently, and we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

●	agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

●	local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

Further, we often enter into agreements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these agreements inherently involves subjective determinations and may result in disputes, including litigation. Costs to remediate or restore the condition of closed sites may be significant.

General economic conditions can directly and adversely affect our revenues and our income from operations margins.

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which decreases our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers. Economic conditions may also limit our ability to implement our pricing strategy.

Some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results.

We provide service to a number of governmental entities and municipalities, some of which have suffered significant financial difficulties due to the downturn in the economy, reduced tax revenue and/or high cost structures. Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.

Many non-governmental customers have also suffered serious financial difficulties, including bankruptcy in some cases. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits necessary to operate landfill sites. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our landfills could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Significant shortages in diesel fuel supply or increases in diesel fuel prices will increase our operating expenses.

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Average diesel fuel prices decreased in 2013 but increased in both 2012 and 2011. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we are currently party to pending litigation that pertains to our fuel and environmental charges included on our invoices and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to customer service contracts. See Note 11 of the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

A cybersecurity incident could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Our operating expenses could increase as a result of labor unions organizing or changes in regulations related to labor unions.

Labor unions continually attempt to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees are currently represented by unions, and we have negotiated collective bargaining agreements with these unions. Additional groups of employees may seek union representation in the future, and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures, mass instability or waste slides, severe weather and natural disasters, which could potentially result in releases of hazardous materials and odors, injury or death of employees and others, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Operation of fueling stations, and control systems and involves additional risks of fire and explosion. All of these risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training and compliance programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand.

We have substantial financial assurance and insurance requirements, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and, therefore, our coverages are generally maintained at the minimum statutorily-required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of other insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby enabling us to manage our self-insurance exposure associated with claims. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers are unable to meet their obligations, or our own obligations for claims are more than we estimated, there could be a material adverse effect to our financial results.

We may record material charges against our earnings due to any number of events that could cause impairments to our assets.

In accordance with GAAP, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or fail to maintain our desired credit profile.

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control, including methodologies established and interpreted by third party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation.

On October 1, 2013, the Supreme Court granted petitions for certiorari to consider whether the EPA’s regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act. If the Supreme Court decides that permitting requirements were triggered for GHGs, and if certain changes to these regulations are enacted, such as the lowering of thresholds or inclusion of biogenic emissions, such amendments could have a material adverse effect on our results of operations or cash flows that would not be mitigated by increased revenues associated with the services we offer customers to reduce their GHG footprints.

The seasonal nature of our business, severe weather events and “one-time” special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. The operating results of our first quarter often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Florida., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our stock price may be negatively impacted by interim variations in our results.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

Although we are currently not involved in civil litigation in the ordinary course of our business, we may encounter such issues in the future and from time-to-time be involved in governmental proceedings relating to the conduct of our business. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our liquidity.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

We may not be profitable.

If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We depend on the experience of our executive officers and our business may be severely disrupted in the event that we lose their services and are unable to find replacements with comparable experience and expertise.

We believe that our future success is dependent upon the continued services of our executive officers, as we rely on their industry experience and expertise in our business operations. In particular, we rely heavily on Mr. Teelon, our Chairman of the Board and Mr. Paveglios, our Chief Executive Officer and Chief Financial Officer, for their business vision, management skills and technical expertise in the waste management industry as well as their working relationships with many of our potential acquisition targets, the municipalities we service and other participants in the waste management industry. We do not maintain key-man life insurance for any of our executive officers. If any of these executive officers were unable or unwilling to continue in their present positions, or if they left our company, we may not be able to replace them with comparably skilled executives, which would cause severe disruption to our ability to manage our business. If we are unable to retain or replace our key personnel and other key employees, we may not be able to implement our business strategy and our financial condition and results of operations may be materially and adversely affected.

We will need substantial additional funding to accomplish our growth strategy and may be unable to raise capital on terms favorable to us or at all, which could increase our financing costs, dilute your ownership interests, affect our business operations or force us to delay, reduce or abandon our growth strategy.

Our growth strategy is to acquire and develop additional waste management sites in Florida and concentrate on those projects with potential for expansion. To successfully implement this growth strategy, we will need to raise substantial additional funds. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to:

●	general economic and capital market conditions;

●	the availability of credit from banks or other lenders;

●	investor confidence in us; and

●	the continued performance of our waste management site.

Additional funding from debt financings may make it more difficult for us to operate our business because we would need to make principal and interest payments on the indebtedness and may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business and operational decisions and pay dividends. Furthermore, raising capital through public or private sales of equity to finance acquisitions or expansion could cause earnings or ownership dilution to your shareholding interests in our company.

Assumptions applied to our investment analyses and feasibility studies may not be accurate, and thus our actual return on investments, operational results, and overall growth may be materially and adversely affected.

In performing investment analysis and feasibility studies for our acquisition and development targets, we consider factors such as: (i) demand for waste management in the area where the landfill and service area is located, (ii) increase in regulations in the locality, (iii) the increase of competition in the locality, (iv) quality of technology and ancillary services in the locality,(v) ability to obtain new financing for expansion, generally. However, much of the information we rely on in preparing these analyses is provided by the sellers of the acquisition targets. There is some increased risk of acquisition targets operating based on inaccurate or incomplete technical data. As a result, the assumptions we use to perform our internal investment analyses and feasibility studies may not be accurate or complete. If any one of our observations or assumptions, or a combination thereof, proves to be inaccurate, then our estimated returns on investments, operational results and our overall growth may be materially adversely affected.

The operations of our waste management plants may be adversely affected by the failure of key equipment, civil structures or transmission systems, which could result in lost revenues, increased maintenance costs and our owing damages to our customers for lost revenues.

The breakdown of waste management equipment or failure of other key equipment or of a civil structure in one or more of our waste management sites could disrupt the ability to collect waste and result in revenues being lower than expected. Further, any breakdown or failure of one or more of our waste collecting systems could disrupt the collection of trash to our municipalities. Repair of such breakdowns may take one or two days or up to a month, depending on the nature of the problem and availability of spare parts. A portion of the collection facilities that we may acquire in the future, were, or may have been, constructed many years ago. Older waste collecting equipment may require significant capital expenditure to keep it operating efficiently. Such equipment is also likely to require periodic upgrading and improvement. Breakdown or failure of one of our sites also may prevent us from performing under the applicable power sales agreement which, in certain situations, could result in termination of the agreement or incurring liability for liquidated damages. These events may reduce our ability to collect waste, resulting in loss of revenues and increased maintenance costs.

Our operations may be interrupted by realization of unexpected risks or difficulties in integrating acquired businesses, which could interrupt our existing business and materially and adversely affect our results of operations.

Our continued growth and ability to leverage our management expertise depend on the successful implementation of our acquisition strategy. We cannot assure you that any particular acquisition will produce the intended benefits. For instance, if we fail to integrate an acquired project into our operations successfully, or the synergies expected from an integration ultimately fail to materialize, then our existing business operations may be interrupted. We may have as a result expended significant management time, capital and other resources to the transaction, which interrupted our existing business operations.

Risks which may be incurred through acquisitions include, but are not limited to:

●	potential construction or engineering problems which may expose us to severe economic loss or legal liabilities and require substantial expenditure from us to remediate;

●	unforeseen or hidden liabilities, including exposure to legal proceedings, associated with newly acquired companies;

●	potential impairment losses and amortization expenses relating to goodwill and intangible assets arising from any of such acquisitions, which may materially reduce our net income or result in a net loss; and

●	failure to generate sufficient revenues to offset the costs and expenses of acquisitions;

We are subject to any one of the risks at the Waste Management site and additional plants we may acquire.  Any one or a combination of the above risks could interrupt our existing business and materially adversely affect our results of operations.

Our growth strategy is dependent upon our ability to manage our growth effectively which, if unsuccessful, could result in a material adverse impact on our financial condition and results of operations.

We hope to expand our business and operations. The success of our growth strategy will depend in part upon our ability to manage our growth, including, for example, our ability to assimilate management of acquired companies into our own management structure, to hire, train, supervise and manage new employees, to establish and maintain adequate financial control and reporting systems and other systems and processes, and to manage a rapidly growing and much larger operation. We cannot assure you that we will be able to:

●	expand our systems and processes effectively or efficiently or in a timely manner;

●	identify and hire qualified employees or retain valued employees;

●	maintain good relationship with municipalities and third party providers; or

●	centralize and improve the efficiency of the management and operations of the companies acquired.

Planning, construction, acquisition and operation of our waste management site require us to obtain and maintain a significant number of permits and approvals from The State of Florida, some of which we have not obtained or were not transferred to us upon project acquisition. Failure to obtain these permits and approvals could result in significant fines and our loss of the right to develop or operate those assets, which would materially and adversely affect our future growth plans and results of operations.

The planning, construction, acquisition and operation of small waste management sites in The State of Florida requires permits and approvals to be obtained and maintained under different regulatory schemes administered by a wide range of government agencies. See “Regulation.” We believe we have applied for the grant, of all permits and approvals required to develop and operate our waste management sites. However, our applications with respect to one or more projects may be rejected and we may be fined for failure to timely obtain permits and approvals for any of those projects. Failure to obtain missing permits and approvals may in certain cases result in significant fines or the government authorities requiring us to cease operation of our waste management operations, or unwind the acquisition of the project, any of which would materially and adversely affect our future growth plans and results of operations. Failure to obtain permits and approvals for our development projects may result in our inability to complete and operate the project, or our being subject to penalties and fines upon completion of the project, either of which could materially and adversely affect our future growth and results of operations.

Failure to properly manage growth could adversely affect our business.

The Company intends to grow its business both internally and through acquisitions.  Any such growth will increase the demands on the Company’s management, operating systems and internal controls.  The Company’s existing management resources and operational, financial, human and management information systems and controls may be inadequate to support existing or expanded operations.  The Company currently has limited business operations and has no history of managing growth.  It may be unable to manage growth successfully.  If the Company grows but is unable to successfully manage such growth, its business will suffer and its capacity for future growth will be significantly impaired.  Because of these factors, the Company may be unable to predict with any degree of accuracy its future ability to grow or rate of growth.

If the Company is successful in identifying and closing acquisitions, it faces additional risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, technologies, personnel and services or products of the acquired companies, difficulties of operating new businesses and retaining their customers, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company.  The Company has no history or experience in successfully integrating acquired businesses and may be unable to successfully manage these risks.  The Company may have difficulty retaining employees.  In addition, any acquisitions by the Company may involve certain other risks, including the assumption of additional liabilities and potentially dilutive issuances of convertible debt or equity securities.

Failure to attract, train and retain skilled managers and other personnel could increase costs or limit growth.

The Company believes that its future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, financial and marketing personnel.  Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting, training and retaining such personnel.  The Company’s need for executive-level management will increase if it grows.  If the Company fails to attract, train and retain key personnel, its business, operating results and financial condition will be materially and adversely affected.

Investors may incur dilution.

The Company may issue additional shares of its equity securities to raise additional cash to fund acquisitions or for working capital.  If the Company issues additional shares of its capital stock, shareholders will experience dilution in their respective percentage ownership in the Company.

There is no intention to pay dividends at the present time.

The Company has never paid dividends or made other cash distributions on the common stock, and does not expect to declare or pay any dividends in the foreseeable future.  The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business.

Item 2. Properties.

Our facility is located at 5920 N. Florida Avenue, Hernando, FL 34442, and our telephone number is (352) 489-6912.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

On December 9, 2013, our common stock became eligible for quotation on the OTC Markets under the symbol "NWMH."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High		Low
Fiscal Year Ended December 31, 2015
First Quarter		$1.73		$1
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Four Quarter	$	N/A	$	N/A

Fiscal Year Ended December 31, 2014
First Quarter		$1.1		$0.01
Second Quarter		$0.01		$0.01
Third Quarter		$0.01		$0.01
Fourth Quarter		$0.01		$0.01

Fiscal Year Ended December 31, 2013
First Quarter		$0.01		$0.01
Second Quarter		$0.01		$0.01
Third Quarter		$0.01		$0.01
Fourth Quarter		$0.01		$0.01

Common Stock

As of March 31, 2015, our common stock was held by 14 stockholders of record and we had 60,000,000 shares of common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Overview

National Waste Management Holdings, Inc. (the “Company”), a Florida corporation, is a company that specializes in construction and demolition landfill services and provides roll-off containers at affordable rates. Our business currently focuses on three distinct businesses related to waste removal and management: 1) landfill service; 2) roll-off dumpster service; and 3) mulch products.

Kopjagger, Inc. (“Kopjagger”) was incorporated in the State of Florida on February 23, 2010 for the purpose of raising capital that is intended to be used in connection with its business plan which is to buy artwork from throughout the world and sell these artworks through the company's web site which is presently under construction.

On May 28, 2014, Kopjagger created a subsidiary Sandland Acquisition Corp. On June 13, 2014, the subsidiary was merged into Sand/Land of Florida Enterprises, Inc.(“Sand/Land”) an established waste management company with Sand/Land of Florida Enterprises, Inc. remaining as the surviving entity. As a result, Sand/Land became a wholly owned subsidiary. Management of Sand/Land was appointed management of the Company and the Company ceased all operations related to buying, selling, and critiquing artwork to focus on waste management (the “Reverse Merger”).

Sandland was started in the early August 15, 1986. The current owner, Mr. Charles Teelon, purchased Sandland in 1998.

In 2012 Sandland disposed of approximately 110,000 cubic yards of construction debris. Sandland started with one roll off truck and now operates four trucks and 350 containers. At the time, the Company also ran 3 tractor trailer transfer trucks, which were added in 2011 and 2012 in which to haul mulch, hog fuel and also to bring construction debris back to our landfill. Sitting on a 54 acre facility, the Company also became a registered tire collector in 2012. Sand/Land has maintained a contract with Citrus County Solid Waste Management landfill to back-up their roll-off trucks since 2000.

Prior to the Reverse Merger, the Company’s plan of operations was to engage in the business of providing art news and information on artwork (more specifically, paintings and sculptures) through website www.kopjaggers.com. However, as a result of the Merger, the Company modified its plan of operations and instead focus on waste management, generally, with most operations for the next 6 months simply maintaining operations of Sand/Land of Florida Enterprises, Inc.

In regards to Company’s subsidiary holding, Company draws from over 40 years of relevant industry experience and provide coverage to Citrus, Hernando, and Marion counties of Florida. Company specializes in construction and demolition landfill service and provide roll-off containers at affordable rates. Company’s business currently focuses on three distinct businesses related to waste removal and management: 1) landfill service; 2) roll-off dumpster service; and 3) mulch products.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2014 and 2013

Revenues for the years ended December 31, 2014 and 2013 were $1,668,354, and $1,262,506, respectively, an increase of $405,848 or approximately 32%. The increase in sales is primarily attributable to increased sales to a related party accounting for $523,250 of total sales for the for the year ended December 31, 2014 (31% of total sales) as compared to sales of $237,150 to this related party for the year ended December 31, 2013 (19% of total sales). Increased sales are also attributable to a better economy year over year and stronger customer base.

Cost of goods sold for the years ended December 31, 2014 and 2013 were $934,251 and $576,764 respectively, an increase of $357,487 or 62%. The increase is primarily due to an increase in sales as discussed above.

General and administrative cost for the years ended December 31, 2014 and 2013 respectively were $485,403 and $515,987, a decrease of $30,584 or approximately -6%. The decrease is primarily due to Management efficiencies in operations year over year.

Interest expense was $10,610 and $9,519 for the years ended December 31, 2014 and 2013, respectively.

Income before income taxes for the years ended December 31, 2014 and 2013, respectively were $238,090 and $171,036. The increase is primarily attributable to increased sales.

Net income for the years ended December 31, 2014 and 2013, respectively were $157,139 and $171,036, respectively. The decrease is due to the Company being taxed as a C-Corporation at December 31, 2014, as compared to being an S-Corporation at December 31, 2013, where income taxes were passed through to the owners of the Company due to the Company previously being a disregarded entity for IRS purposes.

Liquidity and Capital Resources

As of December 31, 2014 we had cash of $108,642 and working capital of $131,238 as compared to cash of $57,447 and working capital of $75,275 as of December 31, 2013. We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing. However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

Operating activities provided cash of $301,839 and $185,748 during the years ended December 31, 2014 and 2013, respectively. Financing activities used cash of $212,113 and $87,363 for the years ended December 31, 2014 and 2013, respectively. Investing activities used cash of $38,531 and $101,423 for the years ended December 31, 2014 and 2013, respectively.

Historical annual operating trends may not be indicative of future performance because of changes in operations, revenue streams and continued sales growth.

Historical operating trends may not be indicative of future performance because of changes in operations, revenue streams and continued sales growth.

We have yet to determine precisely how we will structure future acquisitions and how we intend to pay for them. We may require additional financing, but we are uncertain as to whether we will finance acquisitions or use equity as purchasing currency. In either case, our acquisitions may have a negative effect on stockholder equity.

Future Financings

We have not yet determined a need for future financing.

Acquisition of Sites and Equipment and Other Assets

Although we have disclosed several potential acquisition targets, we have yet to settle upon the appropriate course of action, thus we are not able to calculate future costs of acquisitions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited consolidated financial statements for the calendar years ended December 31, 2014 and 2013 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

NATIONAL WASTE MANAGEMENT HOLDINGS, INC. (FORMERLY KOPJAGGERS, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2014 AND 2013

Index to the Consolidated Financial Statements

PAGE
Independent Auditors’ Report	25
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	26
Consolidated Statements of Operations for Years Ended December 31, 2014 and 2013	27
Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2014 and 2013	28
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013	29
Consolidated Notes to the Financial Statements	30

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors

National Waste Management Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of National Waste Management Holdings, Inc. and Subsidiary (“the Company”) as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Waste Management Holdings, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of its operations, stockholders' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ John Scrudato CPA

Califon, New Jersey

March 31, 2015

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$108,642	$57,447
Accounts receivable, net	105,625	98,619
Other current assets	3,685	2,660
Due from related party	8,400	-

Total current assets	226,352	158,726

Property and equipment, net	744,405	638,740

Other assets:
Intangible assets, net	36,325	54,488
Secured letter of credit	324,950	324,950
Deposits	17,412	8,750

Total other assets	378,687	388,188

Total assets	$1,349,444	$1,185,654

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,336	$32,615
Current portion of capital lease obligations	21,228	-
Due to related party - accrued interest	22,308	50,836
Income taxes payable	32,242	-

Total current liabilities	95,114	83,451

Long-term liabilities:
Capital lease obligations, net of current portion	128,060	-
Environmental remediation obligation	424,596	424,596
Loan from shareholder	756,337	938,118
Long term deferred tax liability	48,709	-

Total liabilities	$1,452,816	$1,446,165
Commitments and Contingencies (see note 6)

Stockholders' deficit:
Common stock, no par value; 250,000,000 authorized, 60,000,000 and 47,500,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	$-	$-
Additional paid-in capital	9,454	9,454
Accumulated deficit	(112,826)	(269,965)

Total stockholders' deficit	(103,372)	(260,511)

Total liabilities and stockholders' deficit	$1,349,444	$1,185,654

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenues	$1,668,354	$1,262,506

Cost of revenues	934,251	576,764

Gross profit	734,103	685,742

Selling, general and administrative expenses	485,403	515,987

Income from operations	248,700	169,755

Other income (expenses):
Interest expense	(10,610)	(9,519)
Gain on sale of assets	-	10,800

Total other income (expenses)	(10,610)	1,281

Income before income taxes	238,090	171,036

Income tax expense	80,951	-

Net income	$157,139	$171,036

Net income per common share:

Basic	$0.003	$0.004
Diluted	$0.003	$0.004

Weighted average number of shares outstanding

Basic	56,778,493	47,450,000
Diluted	56,778,493	47,450,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common		Additional
	Stock	Amount	Paid-in	Accumulated
	Shares	at par	Capital	Deficit	Total

Balances at December 31, 2012	47,450,000	-	$9,454	$(441,001)	$(431,547)

Net income	-	-	-	171,036	171,036

Balances at December 31, 2013	47,450,000	$-	$9,454	$(269,965)	$(260,511)

Issuance of shares in reverse merger	52,550,000	-	-	-	-

Retirement of shares	(40,000,000)	-	-	-	-

Net income	-	-	-	157,139	157,139

Balances at December 31, 2014	60,000,000	$-	$9,454	$(112,826)	$(103,372)

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flow from operating activities:
Net income	$157,139	$171,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	122,249	79,786
Bad debt expense	762	422
Non cash interest expense
(Increase) decrease in assets:
Accounts receivable, net	(7,768)	(65,108)
Other current assets	(1,025)	9,057
Deposits	(8,662)	-
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(13,279)	(17,658)
Related party accrued interest	(28,528)	8,213
Income taxes payable	32,242	-
Deferred tax liabilities	48,709	-
Net cash provided by operating activities	$301,839	$185,748

Cash flows from investing activities:
Purchases of property and equipment	(30,131)	(112,223)
Advance to related party	(8,400)	-
Proceeds from sale of assets	-	10,800

Net cash used in investing activities	$(38,531)	$(101,423)

Cash flows from financing activities:
Payments on capital lease obligation	(30,332)	-
Payments on loan from shareholder	(181,781)	(87,363)

Net cash provided by financing activities	$(212,113)	$(87,363)

Net increase (decrease) in cash	$51,195	$(3,038)

Cash, beginning of year	57,447	60,485

Cash, end of year	$108,642	$57,447

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$10,610	$1,306

Supplemental schedule of non-cash activities:

Non-cash purchase of equipment via capital lease obligation	$179,620	$-
Assets contributed from shareholder in lieu of increasing the Shareholder Note Payable	$-	$109,630

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

On June 16, 2014, pursuant to a share exchange agreement, NWMH merged with Sand/Land of Florida Enterprises, Inc. (“Sand/Land”), a Florida corporation formed as a S-Corporation under the laws of the State of Florida on August 15, 1986, in which the existing stockholders of Sand/Land exchanged all of their issued and outstanding shares of common stock for 9,490,000 shares of common stock of NWMH (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Sand/Land owned 47.45% of NWMH outstanding common stock.

As a result of the Reverse Merger, Sand/Land became a wholly owned subsidiary of NWMH. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Sand/Land as the acquirer and NWMH as the acquired party. As a result, the business and financial information included in this Annual Report on Form 10-K is the business and financial information of Sand/Land. The accumulated deficit of NWMH has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of NWMH was insignificant.

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

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $112,000. Bad debt expense recognized for the year ended December 31, 2014 and 2013 was $762 and $0, respectively.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2014, the Company has not experienced impairment losses on its long-lived assets.

Intangible Assets – Customer List

A Customer list was bought from a related party in 2011. It is being amortized over five years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2014 and 2013 was $4,774 and $5,204, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Income Taxes

The Company accounts for uncertain tax positions, if any, in accordance with FASB Accounting Standards Codification 740. In accordance with these professional standards, the Company recognizes tax positions only to the extent management believes it is “more likely than not” that its tax positions will be sustained upon IRS examination. Management believes it has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements for the years ended December 31, 2014 and 2013.

The Company believes that its income tax filings positions will be sustained upon examination and does not anticipate any adjustments that would result in material adverse effect on the Company’s balance sheet, statement of operations or cash flows. Accordingly, the Company has not recorded any accruals for interest and penalties for uncertain income tax positions at December 31, 2014 and 2013.

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date

Jurisdiction	Open Years for Filed Returns
Federal	December 31, 2011 – 2014

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company is required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of its valuation allowance is required. The Company is also required to forecast future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. The Company records uncertain tax positions in accordance with accounting standards by making a determination as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The company is not aware of any uncertain tax positions as of December 31, 2014.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Reclassifications

Certain reclassifications have been made in prior year balances to conform to the current year presentation. Such reclassifications had no effect on net income as previously reported.

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at December 31,:

	2014	2013
Machinery and equipment	$2,094,316	$1,884,566
Airspace	865,076	865,076
Transportation equipment	561,240	561,240
Improvements	306,372	306,372
Office furniture and equipment	2,117	2,117
Land Fill Area	72,098	72,098
Total Property, plant and equipment	3,901,219	3,691,469
Less: accumulated depreciation	(3,156,814)	(3,052,729)
Property, plant and equipment, net	$744,405	$638,740

Depreciation expense for the years ended December 31, 2014 and 2013 was $104,086 and $83,805, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following as of December 31,:

			Amortization
	2014	2013	Period
Customer list	$90,813	$90,813	5 years
Less accumulated amortization	(54,488)	(36,325)
Intangible assets, net	$36,325	$54,488

The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending
2015	$18,163
2016	18,163
$36,325

Amortization expense for the years ended December 31, 2014 and 2013 was $18,163 and $18,163, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 5 – Commitments and Contingencies

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

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2014 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at December 31, 2014 and 2013, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

As discussed in note 8 to the financial statements, as of December 31, 2014 and 2013 and for the years then ended, approximately 31% and 19% of the Company’s revenues were generated from a related party, respectively and approximately 79% and 79% of net accounts receivable were due from related parties as of December 31, 2014 and 2013, respectively.

Note 6 – Capital Leases

During 2014, the Company purchased equipment under a capital lease obligation. The lease is payable in 60 monthly payments of $3,750, beginning December 20, 2014, maturing December 20, 2019. The capital lease is collateralized by the equipment purchased. The capital lease is personally guaranteed by the Chairman and CEO of the Company.

Future minimum lease payments under the lease for the year ended December 31, 2014 are as follows:

2015	$21,228
2016	25,131
2017	29,753
2018	35,224
2019	37,952
Total	$149,288

The following is a summary of leased assets included in machinery and equipment as of December 31,:

2014
Leased Equipment	$179,620
Less accumulated depreciation	-
Net leased assets	$179,620

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 7 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from related parties, companies owned by the majority shareholder of the Company. Total revenue generated from the related parties during the years ended December 31, 2014 and 2013 were $523,250 and $237,150 or 31% and 19% of total revenue, respectively. Total related party accounts receivable as of December 31, 2014 and 2013 related to these sales was approximately $83,339 and $77,909, or 79% and 79% of total net accounts receivable, respectively.

Related Party Shareholder Loan

The Company has a note with the sole shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. Though this note is due during 2016, the Company makes periodic payments on the Note when excess cash is available.

The balance of the note at December 31, 2014 and 2013 was $756,337 and $938,118, respectively. The balance of the related accrued interest at December 31, 2014 and December 31, 2013 was $22,308 and $50,836, respectively. Interest expense for the year ended December 31, 2014 and 2013 was $10,610 and $9,519, respectively.

The aggregate annual maturities of the related party long-term debt are as follows:

Year Ending
2014	$-
2015	-
2016	756,337
2017	-
2018	-
$756,337

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 9 – Income Taxes

For the years ended December 31 2014, and 2013, the Company recognized income tax expense of $80,951 and $0, respectively.

Income tax provisions for the years ended December 31,:

	2014	2013
Current tax expense
Federal	$29,895	$-
State	2,347	-
	32,242	-
Deferred tax expense
Federal	45,163	-
State	3,546	-
	48,709	-
Total	$80,951	$-

The reconciliations of the results of applying the Company's effective statutory federal income tax rate of 34% for the years ended December 31, 2014 and 2013 to the Company's income before taxes and the Company's provision for income taxes are as follows:

	2014	2013
Federal income taxes	34.00%	34.00%
State income taxes	3.63%	3.63%
Effective tax rate	37.63%	37.63%

The components of the deferred tax assets, net of deferred tax liabilities for each period are:

	2014	2013
Property and equipment	$48,709	$-
Total Long term deferred tax liabilities	$48,709	$-

Note 10 – Subsequent Events

Landfill Acquisition

On January 25, 2015, Sand/Land of Florida Enterprises, Inc., a Florida corporation and a wholly-owned subsidiary of National Waste Management Holdings, Inc. (the “Company”), entered into a commercial property purchase agreement (the “Agreement”) with Nova Resources, LLC (“Nova”), a Florida limited liability company, to acquire a certain commercial and industrial construction and demolition landfill (the “Transaction”) located at 3890 Grover Cleveland, County of Citrus, Homosassa, Florida 34465 (the “Property”) for $2,500,000, on an “as is” basis. The Property services regions in and around Citrus County, Florida. The Property is approximately eighty (80) acres and is permitted by the State of Florida Department of Environmental Protection as a “Construction and Demolition Landfill”.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Pursuant to the terms of the Agreement, the Company agreed to pay an initial non-refundable down payment of $25,000 on January 25, 2015 (the “Initial Payment Day”) and may pay up to five additional non-refundable monthly payments of $25,000 due on the 15th day of each month (the “Extension Payment”) following the Initial Payment Day to extend the closing date for an additional thirty (30) days. Each Extension Payment shall be credited towards the total amount payable to Nova, with any remaining balance due no later than thirty (30) days after the fifth Extension Payment. The Agreement may be terminated at the election of either party in the event that the Transaction does not close.

Nova agreed to certain non-compete provision for a period of five (5) years from the closing date. Nova also agreed to provide, at the closing date, certain completed permit applications.

The Transaction is not subject to any realty commission.

The foregoing description of the terms of the commercial contract for the purchase of the Property is qualified in its entirety by reference to the provisions of the commercial contract filed as Exhibit 10.1 to this Current Report on Form 8-K, which is incorporated by reference herein.

Departure and Appointment of Directors and Certain Officers

On March 2, 2015, Charles Teelon submitted to the Company a resignation letter pursuant to which he resigned from his position of President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Teelon did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. Concurrently, the Board of Directors (the “Board”) unanimously approved the appointment of Mr. Teelon as the Treasurer of the Company and Chairman of the Board.

On March 2, 2015, Louis “Tiny” Paveglio submitted to the Company a resignation letter pursuant to which he resigned from his position as Chief Operating Officer and Treasurer of the Company. Mr. Paveglio did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. Concurrently, the Board unanimously approved the appointment of Mr. Paveglio as the President, Chief Executive Officer, and Chief Financial Officer of the Company.

Item 9. Chnages in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controsl and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2014 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2014 and 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2014 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers and Corporate

Directors and Executive Officers, Promoters and Control Persons

All directors of our directors and officers hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Age	Position
Louis “Tiny Paveglia	60	Chief Executive Officer, Chief Financial Officer and Director
Charles W. Teelon	85	Chairman of the Board
Jeff Chartier	51	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Louis “Tiny” Paveglio /CEO, CFO, Director

Mr. Paveglio’s first entrepreneurial endeavor was in 1976 at the age of 21 when he started and operated his own trucking company in upstate New York. He eventually left the trucking industry after nine years and purchased BNC Inc., a small paving and asphalt maintenance company in 1985. Tiny expanded this company into a large commercial paving and sealing company. It served large plazas and strip malls all over upstate New York. He diversified the company by starting a parking lot sweeping company, and expanded it into sweeping state highways, colleges, etc. strategically purchasing another company he made BNC. Inc., one of the largest sweeping companies in New York State. He then sold the entire company in 1995. During this 10-year span Mr. Paveglio also owned an auto body repair facility and a manufactured housing and modular home sales business. In 1990 he profited by selling the home sales company and closed the auto body business in 1997 but retained the property for rental income.

Mr. Paveglio in 1992 entered the sanitation industry when he purchased Fox Sanitation in Chenango County New York. He and his partner operated this company until 1997 when they sold part of their company to Mr. Charles Teelon. This was the beginning of a long association with Mr. Teelon. Mr. Paveglio then sold his remaining half of the company to his partner in 1998 to slow down and reassess, and took a sales job selling paving equipment in the Northeast. After one year he was recruited by Mr. Teelon for a management position to help increase revenues and profitability at his company Waste Recovery Ent., Inc. Within one year he was given a partnership share in the company. Waste Recovery Ent. Inc. consisted of mining and crushing, dump trucks, roll-offs, a solid waste transfer station and residential garbage pick-up.

In 2002 Mr. Paveglio was then approached by Charlie Teelon to manage and operate the Sandland of Florida Enterprises, Inc. operation. He currently still holds this position and has made many significant changes to increase productivity and efficiencies. After reviewing financial statements and operations at Sandland, Mr. Paveglio knew the potential for the company. After the restructuring, he increased profits while the downturn in new construction was hitting the C&D industry. Tiny knew in the waning economy he had to diversify to keep increasing revenue. He began trucking recycled materials with his own tractor trailers to other various facilities saving airspace at the landfill while fulfilling the need for recycled materials. With continued insight and vision of where he sees the company going, Mr. Paveglio is confident in the direction he is leading Sandland.

Tiny knew in the waning economy he had to diversify to keep revenue increasing. That was when he saw the potential for trucking the recycled materials from Sandland away from the facility with his own tractor trailers to other various facilities. Not only is this conserving airspace of the landfill it is also filling the need for recycled materials. As sales continue to increase and with the future acquisitions the company is pursuing, the possibilities of growth are endless.

Charles W. Teelon, Chairman of the Board

Mr. Teelon was born in 1930, the son of a dairy farmer in rural upstate New York. He spent four years in the US Navy culminating in serving on the USS Midway during the Korean conflict before being honorably discharged in 1952. Charlie joined the New York State Police as a motorcycle officer ultimately reaching the level of Sr. Investigator for the Bureau of Criminal Investigation before retiring after 21 years with the State Police.

Then Charlie spent several years working for the United States Treasury as Special Agent in Charge for the Bureau of the Mint where he acted as Deputy Chief of Security. His other responsibilities included being Chief of Occupational Safety and Health for the Bureau of the Mint.

In the mid-1970’s Mr. Teelon organized a small, one county/one truck residential trash collection business in upstate New York known as Ulster County Sanitation. The name was later changed to Ulster Sanitation and over time Mr. Teelon expanded the business to include commercial and industrial waste services to over 15 upstate counties. By the late 90’s Charlie had grown this small shoestring business into a multi-million dollar organization, acquiring more than 60 small businesses along the way. By this time Ulster Sanitation included more than 100 trash trucks and coupled the trash collection business with paper shredding, landfills, interstate trucking, roll-off service, transfer stations and recycling facilities. Ulster Sanitation was valued at over $70,000,000 by the time it was sold off in sections to organizations including Waste Management, United Waste, Eastern Environmental and Casella Waste Systems.

Still retaining paper shredding, gravel and crushed stone, roll-off service and landfill enterprises in New York state, Mr. Teelon expanded to the Florida market in the late 1990’s purchasing Sandland Enterprises landfill in 1998. In 1999 Mr. Teelon and a partner started Florida Fibre transfer stations and in 2000 with another partner he established Gateway Roll-off. He still retains his partial ownership of both companies. Charlie also extended his Florida ventures to include land development and commercial building, with environmentally friendly projects including recycling. Mr. Teelon applies the high standards he has developed throughout his lifetime of service to each and every project he takes on. Sandland employs trained and highly skilled and professional individuals in each of its varied departments, who are committed to providing the highest quality of service.

Jeff Chartier, Director

Jeff Chartier has over 30 years of experience in the financial industry. His Wall Street career began in 1981 as a floor runner at Prudential-Bache Securities on the commodities exchange. By 1996 he was Vice President at Morgan Stanley and won the Morgan Stanley Dean Witter National Sales Directors Award along with numerous other awards for sales and customer service excellence. In 2002 Mr. Chartier started his own firm, Chartier Financial, offering full service retail brokerage products to his clients. Mr. Chartier then resigned from the industry as a broker in 2009 to become President of Green EnviroTech Holdings Corp. Since resigning from Green EnviroTech Holdings Corp. in February 2011, Mr. Chartier has formed a consulting firm to assist and consult with private companies looking to enter the public marketplace.

Family Relationships

There are no familial relationships between Charles Teelon, Louis “Tiny” Paveglio, Jeff Chartier and the Company.

Litigation

During the past ten years, Charles Teelon, Louis “Tiny” Paveglio, and Jeff Chartier have not been the subject of the following events:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii) Engaging in any type of business practice; or

iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i) Any Federal or State securities or commodities law or regulation; or

ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

CODE OF BUSINESS CONDUCT AND ETHICS

On March 21, 2013 we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our CEO and principal financial officer and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this S-1 filing. Any person desiring a copy of the Code of Business Conduct and Ethics, can obtain one by going to Edgar and looking at the attachments to our this S-1 filing.

Such registrant was not the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

Any Federal or State securities or commodities law or regulation; or

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Such registrant was not the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

E. The Board of Directors acts as the Audit Committee, and the Board has no separate committees.

We do not currently have a Code of Ethics applicable to our officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary ($’s)	Bonus ($’s)	Stock Awards ($)	Option Awards ($’s)	All other Compensation	Total
Louis “Tiny” Paveglio	2014	$111,800	$3,000	$-	$-	$-	$114,800
CEO, CFO, Director	2013	59,800	-	-	-	-	59,800
Charles W. Teelon	2014	-	-	-	-	-	-
Chairman of the Board	2013	-	-	-	-	-	-
Jeff Chartier	2014	-	-	-	-	-	-
Director	2013	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of March 31, 2015.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of our registration statement, of which this prospectus is a part, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Class (1)
Louis “Tiny” Paveglio, President, Chief Executive Officer, Chief Financial Offcier,Treasurer and Director	11,490,000	19.15%

Charles W. Teelon, Chairman of the Board & Treasurer	37,342,500	62.24%

Jeff Chartier, Director	5,745,000	9.58%

All Executive Officers and Directors as a group (3 persons)	18,000,000	90.97%

5% Shareholder: None

(1)	Applicable percentages are based on 60,000,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Worlds Mall believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from related parties, companies owned by the majority shareholder of the Company. Total revenue generated from the related parties during the years ended December 31, 2014 and 2013 were $523,250 and $237,150 or 31% and 19% of total revenue, respectively. Total related party accounts receivable as of December 31, 2014 and 2013 related to these sales was approximately $83,339 and $77,909, or 79% and 79% of total net accounts receivable, respectively.

Related Party Shareholder Loan

The Company has a note with the sole shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. Though this note is due during 2016, the Company makes periodic payments on the Note when excess cash is available.

The balance of the note at December 31, 2014 and 2013 was $756,337 and $938,118, respectively. The balance of the related accrued interest at December 31, 2014 and December 31, 2013 was $22,308 and $50,836, respectively. Interest expense for the years ended December 31, 2014 and 2013 was $10,610 and $9,519, respectively.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees expensed for John Scrudato, CPA, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2014 and 2013 were approximately $10,000 per year.

Our audit committee (our Board of Directors) has adopted a policy governing the pre-approval of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the audit committee has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by John Scrudato, CPA and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of John Scrudato, CPA.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $10,000 and $0, respectively, for audit related fees from John Scrudato, CPA.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $1,800 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur approximately $8,000 and $0 in fees, respectively, related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit Number		Description
2.1		Articles of Merger and Agreement and Plan of Merger dated June 13, 2014 among Kopjaggers, Inc., Sandland Acqusition Corp., and Sand/Land of Florida Enterprises, Inc. (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2014)
3.1		Articles of Incorporation (incorporated by reference to the exhibits to Company’s Form 10-12G filed with the SEC on May 22, 2012)
3.2		By-Laws (incorporated by reference to the exhibits to Company’s Form 10-12G filed with the SEC on May 22, 2012)
3.3		Articles of Amendment to Articles of Incorporation dated October 14, 2014 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2014)
3.4		Articles of Amendment to Articles of Incorporation filed October 21, 2014 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2014)
10.1		Purchase Agreement between Charles Teelon and Kopjaggers Consulting, LLC. (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2014)
10.2		Purchase Agreement between Louis “Tiny” Paveglio and Kopjaggers Consulting, LLC. (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2014)
10.3		Purchase Agreement between Jeff Chartier and Kopjaggers Consulting, LLC. (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2014)
10.4		Operating Agreement with Science & Technology (Dalian), dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.)
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

*	Filed herewith
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

Dated: March 31, 2015	By:	/s/ Louis Paveglio
Louis Paveglio President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Charles W. Teelon	Chairman of the Board	March 31, 2015
Charles W. Teelon

/s/Louis Paveglio	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2015
Louis Paveglio	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/Jeff Chartier	Director	March 31, 2015
Jeff Chartier

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The registrant has not sent to its stockholders an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

