Form 10-Q
period 2015-03-31
National Waste Management Holdings, Inc.
filed 2015-05-14
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number 000-54307

National Waste Management Holdings, Inc.

(Previously Kopjaggers, Inc.)

(Exact name of registrant as specified in its charter)

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

The Company has 60,100,000 shares outstanding as of May 14, 2015.

TABLE OF CONTENTS

		Page
	PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	1-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

	PART II — Other Information
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	19

PART I – FINANCIAL INFORMATION

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

(PREVIOUSLY KOPJAGGERS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2015

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	2

Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	3

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	4

Unaudited Consolidated Notes to the Financial Statements	5-13

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	2015	2014
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$251,367	$108,642
Accounts receivable, net	78,119	105,625
Other current assets	12,084	3,685
Due from related party	8,400	8,400

Total current assets	349,970	226,352

Property and equipment, net	708,927	744,405

Other assets:
Intangible assets, net	30,780	36,325
Secured letter of credit	324,950	324,950
Deposits	17,412	17,412

Total other assets	373,142	378,687

Total assets	$1,432,039	$1,349,444

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$50,356	$19,336
Current portion of capital lease obligations	22,143	21,228
Due to related party - accrued interest	24,199	22,308
Income taxes payable	52,825	32,242

Total current liabilities	149,523	95,114

Long-term liabilities:
Capital lease obligatins, net of current portion	117,872	128,060
Environmental remediation obligation	424,596	424,596
Loan from shareholder	756,337	756,337
Long term deferred tax liability	48,709	48,709

Total liabilities	$1,497,037	$1,452,816
Commitments and Contingencies (see note 6)

Stockholders' deficit:
Common stock, no par value; 250,000,000 authorized, 60,000,000 and 47,500,000 shares issued and oustanding at December 31, 2014 and 2013, respectively	$-	$-
Additional paid-in capital	9,454	9,454
Accumulated deficit	(74,452)	(112,826)

Total stockholders' deficit	(64,998)	(103,372)

Total liabilities and stockholders' deficit	$1,432,039	$1,349,444

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(unaudited)	(unaudited)

Revenues	$390,592	$394,336

Cost of revenues	197,907	240,720

Gross profit	192,685	153,616

Selling, general and administrative expenses	120,755	105,188

Income from operations	71,930	48,428

Other income (expenses):
Interest expense	(8,166)	(2,337)
Other expenses	(4,807)
Gain on sale of assets	-	-

Total other income (expenses)	(12,973)	(2,337)

Income before income taxes	58,957	46,091

Income tax expense	20,583	-

Net income	$38,374	$46,091

Net income per common share:

Basic	$0.001	$0.001
Diluted	$0.001	$0.001

Weighted average number of shares outstanding

Basic	60,000,000	47,450,000
Diluted	60,000,000	47,450,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2014	2013

Cash flow from operating activities:
Net income	$38,374	$46,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	41,023	29,721
Bad debt expense	-	342
(Increase) decrease in assets:
Accounts receivable, net	27,506	(5,940)
Other current assets	(8,399)	-
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	31,020	3,597
Related party accrued interest	1,891	2,337
Income taxes payable	20,583	-
Net cash provided by operating activities	$151,998	$76,148

Cash flows from financing activities:
Payments on capital lease obligation	(9,273)	-
Advances from shareholder	-	8,100
Payments on loan from shareholder	-	(64,606)
Net cash provided by financing activities	$(9,273)	$(56,506)

Net increase (decrease) in cash	$142,725	$19,642

Cash, beginning of year	108,642	57,447

Cash, end of year	$251,367	$77,089

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$6,275	$-
Cash paid during the year for income taxes	$-	$-

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 1 – Business Organization

These financial statements represent the financial statements of National Waste Management Holdings, Inc. (“NWMH”) (previously known as Kopjaggers, Inc.) and its wholly owned operating subsidiary, Sand/Land of Florida Enterprises, Inc. (“Sand/Land”). NWMH and Sand/Land are collectively referred to herein as the “Company”. The Company changed its name from Kopjaggers, Inc. to National Waste Management Holdings, Inc. effective October 31, 2014.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. At March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was approximately $112,000. Bad debt expense recognized for the three months ended March 31, 2015 and 2014 was $0 and $342, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2015, the Company has not experienced impairment losses on its long-lived assets.

Intangible Assets – Customer List

A Customer list was bought from a related party in 2011. It is being amortized over five years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense for the three months ended March 31, 2015 and 2014 was $1,206 and $1,149, respectively.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Machinery and equipment	2,094,316	$2,094,316
Airspace	865,076	865,076
Transportation equipment	561,240	561,240
Improvements	306,372	306,372
Office furniture and equipment	2,117	2,117
Land Fill Area	72,098	72,098
Total Property, plant and equipment	3,901,219	3,901,219
Less: accumulated depreciation	(3,192,292)	(3,156,814)
Property, plant and equipment, net	$708,927	$744,405

Depreciation expense for the three months ended March 31, 2015 and 2014 was $35,478 and $13,177, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following as of March 31, 2015 and December 31, 2014:

			Amortization
	2015	2014	Period
Customer list	$90,813	$90,813	5 years
Less accumulated amortization	(60,033)	(54,488)
Intangible assets, net	$30,780	$36,325

The estimated aggregate amortization expense for each of the next two years is as follows:

Year Ending
2015	$12,618
2016	18,162
$30,780

Amortization expense for the three months ended March 31, 2015 and 2014 was $5,545 and $4,541, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2013 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at March 31, 2015 and December 31, 2014, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

As discussed in note 7 to the financial statements, as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, approximately 26% and 28% of the Company’s revenues were generated from a related party, respectively and approximately 43% and 36% of net accounts receivable were due from related parties as of March 31, 2015 and December 31, 2014, respectively.

Note 6 – Capital Leases

During 2014, the Company purchased equipment under a capital lease obligation. The lease is payable in 60 monthly payments of $3,750, beginning December 20, 2014, maturing December 20, 2019. The capital lease is collateralized by the equipment purchased. The capital lease is personally guaranteed by the Chairman and CEO of the Company.

Future minimum lease payments under the lease for the three months ended March 31, 2015 are as follows:

2015	22,143
2016	25,131
2017	29,753
2018	35,224
2019	27,764
Total capital lease obligation	$140,015

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 6 – Capital Leases (Continued)

The following is a summary of leased assets included in machinery and equipment as of March 31,:

2014
Leased Equipment	$179,620
Less accumulated depreciation	(8,981)
Net leased assets	$170,639

Note 7 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from related parties, companies owned by the majority shareholder of the Company. Total revenue generated from the related parties during the three months ended March 31, 2015 and 2014 were $100,350 and $111,600 or 26% and 28% of total revenue, respectively. Total related party accounts receivable as of March 31, 2015 and December 31, 2014 related to these sales was approximately $33,300 and $37,033, or 43% and 36% of total net accounts receivable, respectively.

Related Party Shareholder Loan

The Company has a note with the sole shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. Though this note is due during 2016, the Company makes periodic payments on the Note when excess cash is available.

The balance of the note at March 31, 2015 and December 31, 2014 was $756,337 and $756,337 respectively. The balance of the related accrued interest at March 31, 2015 and December 31, 2014 was $24,199 and $22,308, respectively. Related party interest expense for the three months ended March 31, 2015 and 2014 was $1,891 and $2,337, respectively.

The aggregate annual maturities of the related party long-term debt are as follows:

Year Ending
2015	$-
2016	756,337
$756,337

Note 8 – Stockholders’ Deficit

On July 9, 2014, the Company cancelled 8,000,000 shares of the Company’s common stock. All cancelled shares were those of Insiders, the Board of Directors or Officers of the Company.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 8 – Stockholders’ Deficit (Continued)

On October 31, 2014, a 5:1 stock split and an increase in the Company’s authorized shares from 20,000,000 to 250,000,000 was approved by FINRA and became effective. These changes have been reflected in the equity section of the financial statements, retroactively for all periods presented.

Note 9 – Landfill Acquisition

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

The Transaction is not subject to any realty commission and has not closed as of March 31, 2015 or the date of this filing. The Company has a related third party making the deposit payments and are thus not recorded on the Company’s books. If the deal does not close, the Company will not be required to reimburse the related third party for the non-refundable deposit payments if the closing of the deal does not occur. As of March 31, 2015, the related third party had made three payments of $25,000, totaling $75,000. As of the date of the filing, the related third party has made a total of five payments, totaling $125,000.

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

Results of Operations

Comparison for the three months ended March 31, 2015 and 2014

Sales for the three months ended March 31, 2015 and 2014 were $390,592 and $394,336, respectively, a decrease of $3,744 or approximately 1%, a slight retraction in consolidated revenue. Our primary focus has been to increase landfill services, our primary revenue growth category. Year over year landfill services increased to $252,783 during the three months ended March 31, 2015 as compared to $224,668 at March 31, 2014, a 12.5% increase. The small overall retraction is due to less resources being committed to the auxiliary services offered by the Company that are associated with the Landfill services, primarily the associated trucking services, which retracted by approximately $22,000 or 40% . The Company has begun working with a new customer and expects the trucking revenue to surpass that of prior year by year end due to a more favorable arrangement.

Cost of revenues for the three months ended March 31, 2015 and 2014 were $197,907 and $240,720 respectively, a decrease of $42,813 or approximately 18%. This is primarily attributable to cost cutting efforts and increased overall margins.

General and administrative cost for the three months ended March 31, 2015 and 2014 respectively, were $120,755 and $105,188 respectively, an increase of $15,567 or approximately 15%. The increase is primarily due to increased depreciation expense due to purchase of equipment in 2014 and increased salaries year over year.

Interest expense was $8,166 and $2,337 for the three months ended March 31, 2015 and 2014, respectively. The increase is attributable to the Company entering into a capital lease during the fourth quarter of 2014.

Net income for the three months ended March 31, 2015 and 2014 was $38,374 and $46,091 respectively. The decrease of $7,717 is attributable to the Company now recognizing income tax expense at the entity level rather than the shareholder level when the Company was an S-Corp. Income tax expense recognized over the three month period ended March 31, 2015 was $20,583. With income taxes eliminated for comparative purposes, the Company’s income would have increased $12,866 or 27%. .

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $251,367 and working capital of $200,447 as compared to cash of $108,642 and working capital of $131,238 at December 31, 2014.

Cash Flows for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Cash flows from operating activities for the three months ended March 31, 2015 provided cash of $151,998 compared to $76,148 for the three months ended March 31, 2014, an increase of $75,850 or 100%. This increase was primarily due to the timing of collection of receivables and payments on payables and accrued expenses. Our cash flows used in financing activities were $9,273 and $56,506 respectively, a decrease of $47,233 or 84%. The decrease is due to no payments being made on the Shareholder loan during the three months ended March 31, 2015.

Off-Balance sheet arrangements

A related party of the Company has made non-refundable deposits on a potential landfill acquisition of the Company. The Company is note required to repay any of these deposits if the deal does not close. There has been no liability or assets booked as part of these deposits. The transaction is disclosed in Note 9 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2015

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

/s/ Louis Paveglio
Name: Louis Paveglio
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

