Form 10-Q
period 2015-06-30
National Waste Management Holdings, Inc.
filed 2015-08-14
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The Company has 60,351,842shares issued and outstanding as of August 14, 2015.

TABLE OF CONTENTS

		Page
	PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	1-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19

	PART II — Other Information
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
	Signatures	21

PART I – FINANCIAL INFORMATION

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.
(PREVIOUSLY KOPJAGGERS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2015

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	2
Unaudited Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2015 and 2014	3
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	4
Unaudited Consolidated Notes to the Financial Statements	5-14

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$340,052	$108,642
Accounts receivable, net	189,633	105,625
Other current assets	2,660	3,685
Due from related party	8,400	8,400
Total current assets	540,745	226,352
Property and equipment, net	692,302	744,405

Other assets:
Intangible assets, net	51,516	36,325
Secured letter of credit	324,950	324,950
Deposits on landfill acquisition	150,000	-
Other deposits	8,750	17,412
Total other assets	535,216	378,687
Total assets	$1,768,263	$1,349,444

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$71,437	$19,336
Current portion of capital lease obligations	23,098	21,228
Due to related party - accrued interest	26,080	22,308
Income taxes payable	95,986	32,242

Total current liabilities	216,601	95,114

Long-term liabilities:
Capital lease obligations, net of current portion	116,024	128,060
Environmental remediation obligation	424,596	424,596
Loan from shareholder	704,547	756,337
Long term deferred tax liability	48,709	48,709

Total liabilities	$1,510,477	$1,452,816

Commitments and Contingencies (see note 5)

Stockholders' equity (deficit):
Common stock, no pair value; 250,000,000 shares authorized, 61,000,000 and 47,500,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$-	$-
Preferred stock, no par value; 10,000,000 shares authorized, 1 share and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	12,054	9,454
Common stock subscribed	255,442	-
Accumulated deficit	(9,710)	(112,826)

Total stockholders' equity (deficit)	257,786	(103,372)

Total liabilities and stockholders' equiy (deficit)	$1,768,263	$1,349,444

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$870,126	$818,936	$479,534	$424,600

Cost of revenues	445,539	474,105	247,632	233,385

Gross profit	424,587	344,831	231,902	191,215

Selling, general and administrative expenses	233,300	196,058	112,545	90,872

Income from operations	191,287	148,773	119,357	100,343

Other income (expenses):
Interest expense	(19,620)	(4,528)	(11,454)	(2,191)
Other expenses	(4,807)	-	-	-

Total other income (expenses)	(24,427)	(4,528)	(11,454)	(2,191)

Income before income taxes	166,860	144,245	107,903	98,152
				$-
Income tax expense	63,744	-	43,161	-

Net income	$103,116	$144,245	$64,742	$98,152

Net income per common share:
Basic	$0.002	$0.003	$0.001	$0.002
Diluted	$0.002	$0.003	$0.001	$0.002

Weighted average number of shares outstanding:
Basic	60,054,444	51,537,222	60,100,000	54,831,111
Diluted	60,054,444	51,537,222	60,100,000	54,831,111

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014
	(unaudited)	(unaudited)
Cash flow from operating activities:
Net income	$103,116	$144,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	80,279	59,907
Non-cash professional expenses	108,042	-
Bad debt expense	(81,761)	762
(Increase) decrease in assets:
Accounts receivable, net	(2,247)	(20,540)
Other current assets	1,025	-
Deposits	8,662	-
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	52,101	7,331
Related party accrued interest	3,772	4,528
Income taxes payable	63,744	-
Net cash provided by operating activities	$336,733	$196,233

Cash flows from investing activities:
Purchases of property and equipment	(19,095)	(30,131)
Purchase of intangible assets	(24,272)	-
Net cash used in investing activities	$(43,367)	$(30,131)

Cash flows from financing activities:
Payments on capital lease obligation	(10,166)	-
Advances from shareholder	-	8,100
Payments on loan from shareholder	(51,790)	(134,719)
Net cash provided by financing activities	$(61,956)	$(126,619)

Net increase (decrease) in cash	$231,410	$39,483

Cash, beginning of year	108,642	57,447

Cash, end of year	$340,052	$96,930

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$15,903	$-
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Issuances of shares for professional services	$2,600	$-
Issuances of shares subscribed for deposit on landfill	$150,000	$-
Issuances of shares subscribed for professional services	$111,642	$-

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Revenue and Cost Recognition

The Company applies paragraph 605-10-99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. At June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was approximately $70,000 and $112,000. Bad debt expense recognized for the six and three months ended June 30, 2015 and 2014 was $(81,761), $0, $762 and $420, respectively. The reason for the negative bad debt expense balance at June 30, 2015 is due to the allowance being overstated at June 30, 2015 and requiring adjustment.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2015, the Company has not experienced impairment losses on its long-lived assets.

Intangible Assets – Customer List

A Customer list was bought from a related party in 2011. It is being amortized over five years.

The Company incurred website development costs in 2015. Once completed, It will be amortized over three years.

The Company incurred engineering costs as part of a 10 year permit renewal with the Department of Environmental Protection. These costs were capitalized and will begin being amortized over 10 years when the Permit is finalized.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the six and three months ended June 30, 2015 and 2014 were $2,674, $1,206, $2,302 and $1,153, respectively.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

Stock Issued to Non-Employees for Services Rendered

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Reclassifications

Certain reclassifications have been made in prior year balances to conform to the current year presentation. Such reclassifications had no effect on net income as previously reported.

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Machinery and equipment	2,098,138	$2,094,316
Airspace	865,076	865,076
Transportation equipment	561,240	561,240
Improvements	321,645	306,372
Office furniture and equipment	2,117	2,117
Land Fill Area	72,098	72,098
Total Property, plant and equipment	3,920,314	3,901,219
Less: accumulated depreciation	(3,228,012)	(3,156,814)
Property, plant and equipment, net	$692,302	$744,405

Depreciation expense for the six and three months ended June 30, 2015 and 2014 was $71,198, $35,720, $39,736 and $20,100, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following as of June 30, 2015 and December 31, 2014:

			Amortization
	2015	2014	Period
Customer list	$90,813	$90,813	5 years
Website costs	7,954	-	3 years
Licenses and permits	16,318		10 Years
Less accumulated amortization	(63,569)	(54,488)
Intangible assets, net	$51,516	$36,325

The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending
2015	$10,560
2016	22,446
2017	4,283
2018	3,620
2019	1,632
Thereafter	8,975
$51,516

Amortization expense for the six and three months ended June 30, 2015 and 2014 was $9,081, $3,536, $9,081 and $4,540, respectively.

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

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2013 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at June 30, 2015 and December 31, 2014, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 5 – Commitments and Contingencies (continued)

As discussed in note 7 to the financial statements, during the six months ended June 30, 2015 and 2014, approximately 26% and 38% of the Company’s revenues were generated from a related party, respectively and approximately 51% and 56% of net accounts receivable were due from related parties as of June 30, 2015 and December 31, 2014, respectively.

Note 6 – Capital Leases

During 2014, the Company purchased equipment under a capital lease obligation. The lease is payable in 60 monthly payments of $3,750, beginning December 20, 2014, maturing December 20, 2019. The capital lease is collateralized by the equipment purchased. The capital lease is personally guaranteed by the Chairman and CEO of the Company.

Future minimum lease payments under the lease for the three months ended June 30, 2015 are as follows:

2015	23,098
2016	27,345
2017	32,373
2018	38,326
2019	17,980
Total capital lease obligation	$139,122

The following is a summary of leased assets included in machinery and equipment as of June 30,:

	2015	2014
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(17,962)	-
Net leased assets	$161,658	$179,620

Note 7 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from related parties, companies owned by the majority shareholder of the Company. Total revenue generated from the related parties during the six months ended June 30, 2015 and 2014 was $224,485 and $312,224 or 26% and 38% of total revenue, respectively. Total revenue generated from the related parties during the three months ended June 30, 2015 and 2014 were $124,135 and $166,250 or 26% and 39% of total revenue, respectively. Total related party accounts receivable as of June 30, 2015 and 2014 related to these sales was approximately $97,465 and $66,585, or 51% and 56% of total net accounts receivable, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 7 – Related Party Transactions (continued)

Related Party Shareholder Loan

The Company has a note with the sole shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. Though this note is due during 2016, the Company makes periodic payments on the Note when excess cash is available.

The balance of the note at June 30, 2015 and December 31, 2014 was $704,547 and $756,337 respectively. The balance of the related accrued interest at June 30, 2015 and December 31, 2014 was $26,080 and $22,308, respectively. Related party interest expense for the six and three months ended June 30, 2015 and 2014 was $3,772, $1,881, $4,528 and $2,191, respectively.

The aggregate annual maturities of the related party long-term debt are as follows:

Year Ending
2015	$-
2016	704,547
$704,547

Workers’ Compensation

The Company pays for workers compensation insurance for a related entity and is then reimbursed by the related party after payment is made. Total costs incurred on behalf of the related party for the six months ended June 30, 2015 were $13,533. The related party owed the Company $7,286 as of June 30, 2015 related to workers compensation insurance paid on the related parties’ behalf.

Expenses Paid by Related Party

Throughout the period ending June 30, 2015, Strategic Capital Markets (“Strategic”), a related party, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company as well as marketing the Company’s investment strategy. Total expenses incurred for these services were $97,138. Total deposits on the landfill (see note 9) paid by Strategic totaled $150,000 through June 30, 2015. Strategic also incurred costs to build the Company’s investor relations website of $7,594, $4,704 of which was paid and $3,250 which is an outstanding payable to the vendor as of June 30, 2015. Total cash outlays by Strategic were $251,842 through June 30, 2015. During June 2015, the Company and Strategic agreed to settle this amount for 251,842 of the Company’s common shares. The shares were issued subsequent to June 30, 2015 and thus were not accounted for as stock subscribed as of June 30, 2015.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDTED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 8 – Stockholders’ Deficit

On March 23, 2015 the Company issued 100,000 shares of restricted common stock for services related to Corporate Governance. The common shares were valued based on the fair value of the services provided rather than the common stock issued because it was determined by management that the fair value of the services rendered was more readily available than the fair value of the restricted common stock issued. The total value assigned to these services was $6,100; $3,500 was paid in cash and $2,500 was recognized related to the issuance of the restricted common stock. The Company receiving the shares paid the Company $100 for the shares as part of the consulting agreement.

During May 2015, the Company amended the Articles of Incorporation to authorize 10,000,000 shares of the Company’s Series A preferred stock, no par value per share. On June 17, 2015, the Company issued one share of Series A Preferred Stock, no par value, to the Company’s Chairman of the Board (the “Chairman”). As a holder of the outstanding share of Series A Preferred Stock, the Chairman is entitled to voting power equivalent to the number of votes equal to the total number of the Company’ common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

The Company promised 100,000 shares of common stock to an attorney who worked with the Company. The shares are being issued as compensation for services provided as part of the original reverse merger filed by the Company. The shares were promised prior to the Company being a public entity and thus had no trading value or history. The shares were valued at $3,600. The common shares were valued based on the fair value of the services provided rather than the common stock issued because it was determined by management that the fair value of the services rendered was more readily available than the fair value of the restricted common stock issued. The shares were issued subsequent to June 30, 2015, and thus have been accounted for as stock subscribed as of June 30, 2015.

As discussed in Note 7, a related entity incurred costs and paid deposits on an acquisition on behalf of the Company. Total cash outlays by Strategic were $251,842 through June 30, 2015. During June 2015, the Company and Strategic agreed to settle this amount for 251,842 of the Company’s common shares. The shares were issued subsequent to June 30, 2015 and thus were accounted for as stock subscribed as of June 30, 2015.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 9 – Landfill Acquisition (continued)

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

Nova agreed to a certain non-compete provision for a period of five (5) years from the closing date. Nova also agreed to provide, at the closing date, certain completed permit applications.

The Transaction is not subject to any realty commission and has not closed as of June 30, 2015 or the date of this filing. The Company has a third party making the deposit payments and are thus not recorded on the Company’s books. If the deal does not close, the Company will not be required to reimburse the third party for the non-refundable deposit payments if the closing of the deal does not occur. As of June 30, 2015, the third party had made six payments of $25,000, totaling $150,000. This agreement was extended for an additional six months as the deal was not closed as of June 30, 2015 or the date of the filing.

Note 10 – Subsequent Events

Subsequent to June 30, 2015, the Company issued all of the shares subscribed as discussed in Note 8 to the financial statements. Total shares issued were 351,842.

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

Results of Operations

Comparison for the six months ended June 30, 2015 and 2014

Sales for the six months ended June 30, 2015 and 2014 were $870,126 and $818,936, respectively, an increase of $51,190 or approximately 6% of consolidated revenue. This is due to execution of our business model, increasing our customer base and expanded sales to current customers.

Cost of revenues for the six months ended June 30, 2015 and 2014 were $445,539 and $474,105, respectively, a decrease of $28,566 or approximately 6%. This is primarily attributable to cost cutting efforts and increased overall margins, including reduced fuel costs and adding fuel to our location at wholesale rather than retail prices.

Selling, general and administrative costs for the six months ended June 30, 2015 and 2014 respectively, were $233,300 and $196,058, respectively, an increase of $37,242 or approximately 19%. The increase is primarily due to increased professional fees to support the compliance aspect of being a public company, including additional legal and accounting fees for various SEC filings, preparation and counsel. Other increases include increased salaries year over year. The primary increase in salary was to the CEO of the Company who had extended responsibilities once the Company was a public entity.

Interest expense was $19,620 and $4,528 for the six months ended June 30, 2015 and 2014, respectively. The increase is attributable to the Company entering into a capital lease obligation to purchase equipment during the fourth quarter of 2014.

Net income for the six months ended June 30, 2015 and 2014 was $103,116 and $144,245 respectively. The decrease of $41,129 is primary attributable to the Company now recognizing income tax expense at the entity level rather than the shareholder level when the Company was an S-Corp. Income tax expense recognized over the six month period ended June 30, 2015 was $63,744. With income taxes eliminated for comparative purposes, the Company’s income (income before income taxes) would have been $166,860, an increase of $22,615 or 16%, primarily attributable to execution of our business model, increased revenues and reduced cost of sales as discussed above.

Comparison for the three months ended June 30, 2015 and 2014

Sales for the three months ended June 30, 2015 and 2014 were $479,534 and $424,600, respectively, an increase of $54,934 or approximately 13% of consolidated revenue. This is due to execution of our business model, increasing our customer base and expanded sales to current customers.

Cost of revenues for the three months ended June 30, 2015 and 2014 were $247,632 and $233,385, respectively, an increase of $14,247 or approximately 6%. This increase is in line with the increase in sales. The six months cost of sales decreased overall due to the lower fuel costs in quarter 1 of 2015 as compared to higher fuel costs in quarter 2 of 2015. Other increases include increased depreciation expense due to purchase of equipment in December of 2014 that was not being depreciated during the three months ended June 30, 2014.

Selling, general and administrative costs for the three months ended June 30, 2015 and 2014 respectively, were $112,545 and $90,872 respectively, an increase of $21,673 or approximately 24%. The increase is primarily due to increased professional fees to support the compliance aspect of being a public company, including additional legal and accounting fees for filing preparation and counsel. Other increases include increased salaries year over year. The primary increase in salary was to the CEO of the Company who had extended responsibilities once the Company was a public entity.

Interest expense was $11,454 and $2,191 for the three months ended June 30, 2015 and 2014, respectively. The increase is attributable to the Company entering into a capital lease during the fourth quarter of 2014.

Net income for the three months ended June 30, 2015 and 2014 was $64,742 and $98,152 respectively. The decrease of $33,410 is primary attributable to the Company now recognizing income tax expense at the entity level rather than the shareholder level when the Company was an S-Corp. Income tax expense recognized over the three month period ended June 30, 2015 was $43,161. With income taxes eliminated for comparative purposes, the Company’s income (income before income taxes) would have been $107,903, an increase of $9,751 or 10%, primarily attributable to execution of our business model, increased revenues and reduced cost of sales as discussed above.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of June 30, 2015, we had cash and cash equivalents of $340,052 and working capital of $324,144 as compared to cash of $108,642 and working capital of $131,238 at December 31, 2014.

Cash Flows for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Cash flows from operating activities for the six months ended June 30, 2015 provided cash of $336,733 compared to $196,233 for the six months ended June 30, 2014, an increase of $140,500 or 72%. This increase was primarily due to increased sales, expenses incurred where stock was issued to settle the professional fee liability rather than cash, and the timing of payments on payables, accrued expenses and taxes. Our cash flows used in investing activities were $43,367 and $30,131 for the six months ended June 30, 2015 and 2014, respectively, an increase of $13,236 or 44%. The increase is due to the purchase of equipment and intangible assets, including a permit with the Department of Labor with an expected useful life of 10 years and the investment in our webpage. Our cash flows used in financing activities were $61,956 and $126,619. The decrease is due to less payments being made on the Shareholder demand loan during the six months ended June 30, 2015 as compared to the prior year six month period ended June 30, 2015.

Off-Balance sheet arrangements

None.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

Date: August 14, 2015	/s/ Louis Pavglio
Name: Louis Pavglio
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

