Form 10-Q
period 2015-09-30
National Waste Management Holdings, Inc.
filed 2015-11-13
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☒

The Company has 60,451,842 shares outstanding as of November 13, 2015.

TABLE OF CONTENTS

		Page
PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	1-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II — Other Information
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures

PART I – FINANCIAL INFORMATION

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	2
Unaudited Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2015 and 2014	3
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	4
Unaudited Consolidated Notes to the Financial Statements	5-15

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$471,514	$108,642
Accounts receivable, net	217,172	105,625
Prepaids and other current assets	10,010	3,685
Due from related party	8,400	8,400

Total current assets	707,096	226,352

Property and equipment, net	672,627	744,405

Other assets:
Intangible assets, net	45,905	36,325
Secured letter of credit	324,950	324,950
Deposits on landfill acquisition	225,000	-
Other deposits	8,750	17,412

Total other assets	604,605	378,687

Total assets	$1,984,328	$1,349,444

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$65,461	$19,336
Current portion of capital lease obligations	24,093	21,228
Due to related party - accrued interest	27,841	22,308
Income taxes payable	126,287	32,242

Total current liabilities	243,682	95,114

Long-term liabilities:
Capital lease obligations, net of current portion	109,614	128,060
Environmental remediation obligation	424,596	424,596
Loan from shareholder	704,547	756,337
Long term deferred tax liability	48,709	48,709

Total liabilities	$1,531,148	$1,452,816

Commitments and contingencies (see note 5)

Stockholders' equity (deficit):
Common stock, no par value; 250,000,000 shares authorized, 60,451,842 and 60,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$-	$-
Preferred stock, no par value; 10,000,000 shares authorized, 1 share and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	267,496	9,454
Common stock subscribed	113,640	-
Retained earnings (deficit)	72,044	(112,826)

Total stockholders' equity (deficit)	453,180	(103,372)

Total liabilities and stockholders' equity (deficit)	$1,984,328	$1,349,444

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$1,349,824	$1,241,572	$479,698	$422,636

Cost of revenues	661,622	698,313	216,083	224,208

Gross profit	688,202	543,259	263,615	198,428

Selling, general and administrative expenses	380,775	331,085	147,475	135,027

Income from operations	307,427	212,174	116,140	63,401

Other income (expenses):
Interest expense	(23,705)	(6,494)	(4,085)	(1,966)
Other expenses	(4,807)	-	-	-

Total other income (expenses)	(28,512)	(6,494)	(4,085)	(1,966)

Income before income taxes	278,915	205,680	112,055	61,435

Income tax expense	94,045	-	30,301	-

Net income	$184,870	$205,680	$81,754	$61,435

Net income per common share:

Basic	$0.003	$0.004	$0.001	$0.001
Diluted	$0.003	$0.004	$0.001	$0.001

Weighted average number of shares outstanding

Basic	60,126,602	55,784,444	60,269,156	63,111,111
Diluted	60,126,602	55,784,444	60,269,156	63,111,111

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flow from operating activities:
Net income	$184,870	$205,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	122,064	91,082
Non-cash interest expense	5,533	6,144
Non-cash professional expenses	146,682	-
Bad debt expense	(81,761)	762
(Increase) decrease in assets:
Accounts receivable, net	(29,786)	(26,342)
Other current assets	(6,325)	-
Deposits	8,662	-
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	46,125	19,837
Income taxes payable	94,045	-
Net cash provided by operating activities	$490,109	$297,163

Cash flows from investing activities:
Purchases of property and equipment	(35,594)	(30,131)
Purchase of intangible assets	(24,272)	-
Net cash used in investing activities	$(59,866)	$(30,131)

Cash flows from financing activities:
Payments on capital lease obligation	(15,581)	-
Advances from shareholder	-	8,100
Payments on loan from shareholder	(51,790)	(184,881)
Net cash provided by financing activities	$(67,371)	$(176,781)

Net increase (decrease) in cash	$362,872	$90,251

Cash, beginning of period	108,642	57,447

Cash, end of period	$471,514	$147,698

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$19,988	$-
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Issuances of shares for professional services	$6,200	$-
Issuances of shares subscribed for deposit on landfill	$225,000	$-
Issuances of shares or shares subscribed for professional services	$146,682	$-

See the notes to the consolidated financial statements

National Waste Management Holdings, Inc.

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

The Company is a solid waste management company headquartered in Central Florida, currently operating a licensed Construction & Demolition landfill. The Company’s primary operations are based near Tampa, Florida.

Note 2 – Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

The Company maintains its cash and cash equivalents at various financial institutions where they are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The balances of these accounts from time to time may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. As of September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was approximately $70,000 and $112,000, respectively. Bad debt expense recognized for the nine ended September 30, 2015 and 2014 was $(81,761) and $0, respectively. Bad debt expense recognized for the three months ended September 30, 2015 and 2014 was $0 and $762, respectively. The reason for the negative bad debt expense balance at September 30, 2015 is due to the allowance being overstated at June 30, 2015 and requiring adjustment.

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2015, the Company has not experienced impairment losses on its long-lived assets.

Intangible Assets

A Customer list was bought from a related party in 2011. It is being amortized over five years.

The Company incurred website development costs in 2015. These costs are being amortized over three years.

The Company incurred engineering costs as part of a 10 year permit renewal with the Department of Environmental Protection. These costs were capitalized and are being amortized over 10 years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the nine months ended September 30, 2015 and 2014 were $4,576 and $3,621, respectively. Advertising expenses for the three months ended September 30, 2015 and 2014 were $1,902 and $1,319, respectively.

Income Taxes

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any tax positions that require disclosure.

As of September 30, 2015, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns
Federal	December 31, 2011 - 2014

National Waste Management Holdings, Inc.

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

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Machinery and equipment	2,098,138	2,094,316
Airspace	865,076	865,076
Transportation equipment	565,440	561,240
Improvements	333,944	306,372
Office furniture and equipment	2,117	2,117
Landfill area	72,098	72,098
Total Property, plant and equipment	3,936,813	3,901,219
Less: accumulated depreciation	(3,264,186)	(3,156,814)
Property, plant and equipment, net	$672,627	$744,405

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Property, Plant and Equipment (continued)

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $107,372 and $77,460, respectively. Depreciation expense for the three months ended September 30, 2015 and 2014 was $36,174 and $26,634, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following as of September 30, 2015 and December 31, 2014:

			Amortization
	2015	2014	Period
Customer list	$90,813	$90,813	5 years
Website costs	7,954	-	3 years
Licenses and permits	16,318	-	10 years
Less accumulated amortization	(69,180)	(54,488)
Intangible assets, net	$45,905	$36,325

Year Ending
2015	$4,949
2016	22,446
2017	4,283
2018	3,620
2019	1,632
Thereafter	8,975
$45,905

Amortization expense for the nine months ended September 30, 2015 and 2014 was $14,692 and $13,622, respectively. Amortization expense for the three months ended September 30, 2015 and 2014 was $5,611 and $4,541, respectively.

Note 5 – Commitments and Contingencies

General

During the normal course of business, the Company may be exposed to litigation. When t7he Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome of certain of these litigation matters.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 5 – Commitments and Contingencies (continued)

Landfill Related Environmental Remediation

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2013 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at September 30, 2015 and December 31, 2014, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

Concentrations of Revenues and Receivables

As discussed in note 7 to the financial statements, during the nine months ended September 30, 2015 and 2014, approximately 27% and 33% of the Company’s revenues were generated from a related party, respectively and approximately 54% and 54% of net accounts receivable were due from related parties as of September 30, 2015 and 2014, respectively.

Note 6 – Capital Leases

During 2014, the Company purchased equipment under a capital lease obligation. The lease is payable in 60 monthly payments of $3,750, beginning December 20, 2014, maturing December 20, 2019. The capital lease is collateralized by the equipment purchased. The capital lease is personally guaranteed by the Chairman and CEO of the Company.

Future minimum lease payments under the lease as of September 30, 2015 are as follows:

2016	24,093
2017	28,523
2018	33,768
2019	39,978
2020	7,345
Total capital lease obligation	$133,707

The following is a summary of leased assets included in machinery and equipment as of September 30, :

	2015	2014
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(26,943)	-
Net leased assets	$152,677	$179,620

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from related parties, companies owned by the majority shareholder of the Company. Total revenue generated from the related parties during the nine months ended September 30, 2105 and 2014 was $472,080 and $405,350 or 35% and 33% of total revenue, respectively. Total revenue generated from the related parties during the three months ended September 30, 2015 and 2014 were $137,950 and $158,600 or 29% and 38% of total revenue, respectively. Total related party accounts receivable as of September 30, 2015 and 2014 related to these sales was approximately $103,630 and $66,650, or 48% and 54% of total net accounts receivable, respectively.

Related Party Shareholder Loan

The Company has a note with the sole shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. Though this note is due during 2016, the Company makes periodic payments on the Note when excess cash is available.

The balance of the note as of September 30, 2015 and December 31, 2014 was $704,547 and $756,337 respectively. The balance of the related accrued interest at September 30, 2015 and December 31, 2014 was $27,841 and $22,308, respectively. Related party interest expense for the nine months ended September 30, 2015 and 2014 was $5,533 and $6,494, respectively. Related party interest expense for the three months ended September 30, 2015 and 2014 was $1,761 and $1,966, respectively.

The aggregate annual maturities of the related party long-term debt are as follows:

Year Ending
2015	$-
2016	704,547
$704,547

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Related Party Transactions (continued)

Expenses Paid by Related Party

Throughout the period ending September 30, 2015, Strategic Capital Markets (“Strategic”), a related party, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company as well as marketing the Company’s investment strategy. Total expenses incurred for these services were $135,778. Total deposits on the landfill (see note 9) paid by Strategic totaled $225,000 through September 30, 2015. Strategic also incurred costs to build the Company’s investor relations website of $7,594, $4,704 which was paid and $3,250 which is an outstanding payable to the vendor as of September 30, 2015. Total cash outlays by Strategic were $365,482 through September 30, 2015. Through September 30, 2015, the Company and Strategic agreed to settle this amount for 365,482 of the Company’s common shares, respectively. 251,842 shares were issued as of September 30, 2015. The remaining 113,640 shares were issued subsequent to September 30, 2015 and thus were accounted for as stock subscribed.

Related Party Acquisitions (Subsequent to September 30, 2015)

Subsequent to September 30, 2015, the Company closed on the acquisition of Waste Recovery Enterprises, LLC (“WRE”), a related party acquisition, on October 15 2015 for $250,000 in cash and 2,750,000 shares of the Company’s restricted stock. The Company entered into a letter of intent to buy Gateway Rolloff Services, LP (“Gateway”) during October, 2015. The terms of the letter of intent for Gateway include a purchase price of $450,000 and a total of 2,400,000 shares of stock of National Waste Management Holdings, Inc. The acquisition is planned to close during November, 2015.

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

During May 2015, the Company amended the Articles of Incorporation to authorize 10,000,000 shares of the Company’s Series A preferred stock, no par value per share. On June 17, 2015, the Company issued one share of Series A Preferred Stock, no par value, to the Company’s Chairman of the Board (the “Chairman”). As a holder of outstanding shares of Series A Preferred Stock, the Chairman is entitled to voting power equivalent to the number of votes equal to the total number of Company’ common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Stockholders’ Deficit (continued)

The Company agreed to issue 100,000 shares of common stock to an attorney for services provided as part of the original reverse merger filed by the Company. The shares were committed prior to the Company being a public entity and thus had no trading value or history. The shares were valued at $3,600 based on the fair value of services provided rather than the common stock issued because it was determined by management that the fair value of the services rendered were more readily available than the fair value of the restricted common stock issued.

As discussed in Note 7, a related entity incurred costs and paid deposits on an acquisition on behalf of the Company. Total cash outlays by Strategic included $225,000 related to deposits on the landfill acquisition and $140,482 related to professional services paid on behalf of the Company, totaling $365,482 through September 30, 2015. Through September 30, 2015, the Company and Strategic agreed to settle this amount for 365,482 of the Company’s common shares. 251,842 shares were issued as of September 30, 2015 and the remaining 113,640 shares were issued subsequent to September 30, 2015 and thus were accounted for as stock subscribed as of September 30, 2015.

Note 9 – Acquisitions

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Acquisitions (continued)

Landfill Acquisition (continued)

The Transaction is not subject to any realty commission and has not closed as of September 30, 2015 or the date of this filing. The Company has a third party making the deposit payments as discussed in Note 7 and Note 8. As of September 30, 2015, the third party had made nine payments of $25,000, totaling $225,000. This agreement was extended for an additional six months through February 26th, 2016. The deal was not closed as of September 30, 2015 or through the date of this filing.

Related Party Acquisitions Subsequent to September 30, 2015

As discussed in Note 10, Subsequent Events, subsequent to September 30, 2015, the Company closed on a related party acquisition and entered into a letter of intent to acquire a second related party business. The Company closed on the acquisition of Waste Recovery Enterprises, LLC (“WRE”), a related party acquisition, on October 15 2015 for $250,000 in cash and 2,750,000 shares of the Company’s restricted stock. The Company entered into a letter of intent to buy Gateway Rolloff Services, LP (“Gateway”) on November 1, 2015. The terms of the letter of intent for Gateway include a purchase price of $450,000 and a total of 2,400,000 shares of National Waste Management Holdings, Inc. The acquisition is planned to close during November, 2015.

Note 10 – Subsequent Events

Subsequent to September 30, 2015, the Company closed on a related party acquisition and entered into a letter of intent to acquire a second related party business. The Company closed on the acquisition of Waste Recovery Enterprises, LLC (“WRE”), a related party acquisition, on October 15 2015 for $250,000 in cash and 2,750,000 shares of the Company’s restricted stock. The Company entered into a letter of intent to buy Gateway Rolloff Services, LP (“Gateway”) on November 1, 2015. The terms of the letter of intent for Gateway include a purchase price of $450,000 and a total of 2,400,000 shares of the Company’s restricted stock. The acquisition is planned to close during November, 2015.

WRE offers residential trash pickup, commercial or residential dumpster service and roll-off boxes for construction and clean up projects. The Company has a transfer station that accepts construction and demolition debris, household trash, furniture and appliances. The Company also offers wood grinding, demolition, mulch and gravel services. The Company’s primary operations are based near Binghamton, New York.

Gateway offers commercial and residential dumpster service and roll-off boxes for construction and clean up projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. The Company’s primary operations are based near Tampa, FL.

As of the date of the filing, the purchase price allocation was not complete or available as related to these acquisitions.

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

Results of Operations

Comparison for the three months ended September 30, 2015 and 2014

Sales for the three months ended September 30, 2015 and 2014 were $479,698 and $422,636, respectively, an increase of $57,062 or approximately 14% of consolidated revenue. This is primarily due to the execution of our business model, increase of our customer base and expanded sales to current customers.

Cost of revenues for the three months ended September 30, 2015 and 2014 were $216,083 and $224,208, respectively, a decrease of $8,125 or approximately 4%. The cost of sales decreased overall due to the lower fuel costs during the three months ended September 30, 2015 as compared to the same period in the prior year.

General and administrative costs for the three months ended September 30, 2015 and 2014 respectively, were $145,475 and $135,027 respectively, an increase of $10,448 or approximately 8%. The increase is primarily due to increased professional fees to support the compliance aspect of being a public company, including additional legal and accounting fees for filing preparation. Other increases include increased salaries, of which the primary increase in salary was to the CEO of the Company who had extended responsibilities once the Company became a public entity.

Interest expense was $4,085 and $1,966 for the three months ended September 30, 2015 and 2014, respectively. The increase is attributable to the Company entering into a capital lease during the fourth quarter of 2014.

Net income for the three months ended September 30, 2015 and 2014 was $81,754 and $61,435 respectively. Income tax expense recognized over the three month period ended September 30, 2015 was $30,301. With income taxes eliminated for comparative purposes, the Company’s income (income before income taxes) would have been $112,055, an increase of $50,620 or 83%, primarily attributable to execution of our business model, increased revenues and reduced cost of sales as discussed above.

Comparison for the nine months ended September 30, 2015 and 2014

Sales for the nine months ended September 30, 2015 and 2014 were $1,349,824 and $1,241,572, respectively, an increase of $108,252 or approximately 9% of consolidated revenue. This is primarily due to the execution of our business model, increase of our customer base and expanded sales to current customers.

Cost of revenues for the nine months ended September 30, 2015 and 2014 were $661,622 and $698,313, respectively, a decrease of $36,691 or approximately 5%. This is primarily attributable to cost cutting efforts and increased overall margins, including reduced fuel costs and adding fuel to our location at wholesale rather than retail prices.

General and administrative costs for the nine months ended September 30, 2015 and 2014 respectively, were $380,755 and $331,085 respectively, an increase of $49,670 or approximately 15%. The increase is primarily due to increased professional fees to support the compliance aspect of being a public company, including additional legal and accounting fees for filing preparation. Other increases also include increased salaries, of which the primary increase in salary was to the CEO of the Company who had extended responsibilities once the Company became a public entity.

Interest expense was $23,705 and $6,494 for the nine months ended September 30, 2015 and 2014, respectively. The increase is primarily attributable to the Company’s entering into a capital lease during the fourth quarter of 2014.

Net income for the nine months ended September 30, 2015 and 2014 was $184,870 and $205,680 respectively. The decrease of $20,810 is primarily attributable to the Company‘s recognizing income tax expense at the entity level rather than the shareholder level when the Company was an S-Corp. Income tax expense recognized over the nine month period ended September 30, 2015 was $94,045. With income taxes eliminated for comparative purposes, the Company’s income (income before income taxes) would have been $278,915, an increase of $73,235 or 36%, primarily attributable to execution of our business model, increased revenues and reduced cost of sales as discussed above.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of September 30, 2015, we had cash and cash equivalents of $471,514 and working capital of $463,414 as compared to cash of $108,642 and working capital of $131,238 at December 31, 2014.

Cash Flows for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Cash flows from operating activities for the nine months ended September 30, 2015 provided cash of $490,109 compared to $297,163 for the nine months ended September 30, 2014, an increase of $192,946 or 65%. This increase was primarily due to increased sales, expenses incurred where stock was issued to settle the professional fee liability rather than cash, and the timing of payments on payables, accrued expenses and taxes. Our cash flows used in investing activities were $59,866 and $30,131 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $29,735 or 99%. The increase is due to the purchase of equipment and intangible assets, including a permit with the Department of Labor with an expected useful life of 10 years and the investment in our webpage. Our cash flows used in financing activities were $67,371 and $176,781 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $109,410 or 62%. The decrease is due to less payments being made on the shareholder demand loan during the nine months ended September 30, 2015 as compared to the prior year nine month period ended September 30, 2015.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Item 2.   Defaults Upon Senior Securities.

On October 27, 2015, the Company entered into Membership Purchase Interest Agreements (the “Agreements”) with two related parties whereby the Company acquired 100% membership interests in Waste Recovery Enterprises, LLC (“Waste Recovery”), a limited liability company in New York. As part of the terms and conditions of the Agreements, in exchange for 100% of the outstanding membership interests in Waste Recovery, the Company issued an aggregate of 2,750,000 shares of Company’s common stock to the two parties.

The shares described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and are restricted securities. The shares were issued pursuant to the registration exemption afforded the Company under the Securities Act

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
4.1	Promissory Note, issued to Denton L. Reed, dated October 27, 2015 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 5, 2015)
10.1	Membership Interest Purchase Agreement, dated October 27, 2015 between National Waste Management Systems, LP and National Waste Management Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 5, 2015)
10.2	Membership Interest Purchase Agreement, dated October 27, 2015 between Denton L. Reed and National Waste Management Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 5, 2015)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2015

NATIONAL WASTE MANAGEMENT HOLDINGS, INC..

/s/ Louis Paveglio
Name: Louis Paveglio
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

