Form 10-K
period 2015-12-31
National Waste Management Holdings, Inc.
filed 2016-03-30
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2015

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The Company has 66,623,312 shares outstanding as of March 25, 2016.

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

Part I

Item 1. Business

National Waste Management Holdings, Inc. (“NWMH”, the “Company”), a Florida corporation is a waste management company with operations in Upstate New York and Central Florida. The Company operates three subsidiaries, Sand/Land of Florida Enterprises, Inc. (“Sand/Land”), Waste Recovery Enterprises, LLC (“WRE”) and Gateway Rolloff Services, LP (“Gateway”).

Sand/Land specializes in construction and demolition landfill services and is headquartered near Tampa, FL.

Gateway offers commercial and residential dumpster service and roll-off boxes for construction and clean up projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. Gateway’s primary operations are based near Tampa, FL.

WRE is a waste management company that offers trash collection services, roll-off services and a full service transfer station. WRE also offers wood grinding, demolition, mulch and gravel services. WRE’s primary operations are based near Binghamton, New York. WRE serves the Northeastern U.S. industrial and residential markets.

The headquarters of NWMH are near Tampa, FL.

The business currently focuses on five distinct business related to waste removal and management, 1) Landfill Services; 2) Roll-off Dumpster Services; 3) Commercial and Residential Trash Collection; 4) Transfer Station Operations and 5) Mulch Products. Each is described in more detail below.

Landfill Service

The core of our business is our specialization in servicing our own land fill which we operate in accordance with Florida Department of Environmental Protection (“FL DPA”) standards. Our landfill facilities service both waste from our own operations in roll-off dumpster services and third parties, either individual or corporate, which require the use of our landfill facilities.

Currently, our landfill operations service the following types of waste:

●	Construction and debris landfill

●	Clean-up and hauling

●	Land clearing and yard trash debris

●	Recycling

Roll-Off Dumpster Services

Our roll-off dumpster services the Hernando, FL area and surrounding counties providing dumpsters for lease for construction sites and special events. We provide full service delivery, removal and replacement dumpsters. Our dumpster rentals range from 13 cubic yards to 40 cubic yards and are delivered within 24 hours. Upon removal we take along all waste and garbage and clean the site.

Residential and Commercial Trash Collection

Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally provide collection services under one of two types of arrangements:

a.	For commercial and industrial collection services, the fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

b.	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to six years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Transfer Station:

At December 31, 2015, we owned 1 transfer station in New York. We deposit waste at this station, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks to disposal sites.

Access to transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

The utilization of our transfer stations by our own collection operations improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect. It enables us to manage costs associated with waste disposal because transfer trucks, , allows us to deliver more waste to the disposal facility in each trip; (ii) waste is accumulated and compacted at transfer stations that are strategically located to increase the efficiency of our network of operations and (iii) we can retain the volume by managing the transfer of the waste to one of our own disposal sites.

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

Competition

Competition is encountered in the C&D landfill services, roll off businesses, collection services, transfer station business and mulch. Competitive price pressures have the potential to affect the operating results and financial position of our operations adversely. We may encounter the constant risk of demands for price reductions from large corporate clients, but we will strive to maintain profitability in the face of downward price pressures by continually seeking to raise productivity, enhance brand image, develop new clients and provide greater values to customers. However, management cannot guarantee that such efforts will always be sufficient to offset the effects of competition. Our strategy is based on maintaining a highly competitive pricing structure.

We have a clear advantage over a majority of our competition because our competition is our customer also. Most of our competition do not have their own landfill (FL only currently) and transfer station (NY only currently )which gives us a great advantage in these competitive geographical locations. We believe in long term relationships and work to facilitate them with our customers as we are dedicated to our clients’ needs for responsive turnkey C&D services.

NWMH will continue its efforts of being a highly visible company known as the prominent C&D landfill to the contracting and construction industry in Central FL and at being a collection service, C&D business and transfer station in Upstate NY. We will reinforce our regional presence and market our services to a bigger marketplace in order to facilitate our planned expansion. NWMH will be actively promoting sustainable growth to improve market share and increase profitability.

NWMH will also pursue the goals below:

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

We feel confident that our stated goals can be reached, based on the experience of our management team in environments where they have already managed substantial growth. NWMH has a track record of tackling robust projects since our inception. The company has been prudently managed and has thrived in the recent economic downturn. We have the staff and management team to maintain the growth in C&D, transfer stations and collections services to be one of the top in our field.

RECENT ACQUISITIONS

The Company has set its focus on expanding the business in order to diversify operations and investments. The Company acquired Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP on October 15, 2015 and December 1, 2015.

Waste Recovery Enterprises, LLC

On October 15, 2015, the Company acquired Waste Recovery Enterprises, LLC (“WRE”), an entity that was 50% owned by the Majority shareholder of the Company. WRE offers residential trash pickup, commercial or residential dumpster service and roll-off boxes for construction and clean up projects. The Company has a transfer station that accepts construction and demolition debris, household trash, furniture and appliances. The Company also offers wood grinding, demolition, mulch and gravel services. The Company’s primary operations are based near Binghamton, New York.

Gateway Roll-Off Services LP

On December 1, 2015, the Company acquired Gateway Rolloff Services, LP (“Gateway”), an entity that was 50% owned by the Majority shareholder of the Company. Gateway offers commercial and residential dumpster service and roll-off boxes for construction and clean up projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. The Company’s primary operations are based near Tampa, FL.

INDUSTRY OVERVIEW

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

Employees

At December 31, 2015, we had thirty five (35) full-time employees. We believe that our relations with our employees are good.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this Form 10-K, and the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2015 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

An investment in our securities involves significant risks. You should carefully consider the risks described below, together with all of the other information in this Form 10-K, including our consolidated and other financial statements and related notes, and the financial statements of our acquired subsidiaries, included elsewhere in this Form 10-K, before you decide to purchase our securities. If any of these risks actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected, the trading price and value of our securities could decline and you could lose all or part of your investment.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Average diesel fuel prices decreased in 2015 and 2014 but increased in both 2012 and 2011. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we are currently party to pending litigation that pertains to our fuel and environmental charges included on our invoices and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to customer service contracts.. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

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

The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.

Environmental advocacy groups and regulatory agencies in the United States and other countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely impact our operations and financial condition.

The U.S. Congress is currently working on legislation to control and reduce emissions of greenhouse gases in the United States, which includes establishing cap-and-trade programs. In addition to the pending climate legislation, the U.S. Environmental Protection Agency has proposed regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities, and may issue final rules this year. These changes in the legal and regulatory environment could reduce oil and natural gas drilling activity and result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.

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

We believe that our future success is dependent upon the continued services of our executive officers, as we rely on their industry experience and expertise in our business operations. In particular, we rely heavily on Mr. Pavelegio, our Chief Executive Officer and our Chief Financial Officer and the members of the Board of Directors, for their business vision, management skills and technical expertise in the waste management industry as well as their working relationships with many of our potential acquisition targets, the municipalities we service and other participants in the waste management industry. We do not maintain key-man life insurance for any of our executive officers. If any of these executive officers were unable or unwilling to continue in their present positions, or if they left our company, we may not be able to replace them with comparably skilled executives, which would cause severe disruption to our ability to manage our business. If we are unable to retain or replace our key personnel and other key employees, we may not be able to implement our business strategy and our financial condition and results of operations may be materially and adversely affected.

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

ITEM 2. PROPERTIES

Our Florida facilities are headquartered at 5920 N. Florida Avenue, Hernando, FL 34442, and our telephone number is (352) 489-6912. Our New York facilities are located at 122 Valley View Rd, Bainbridge, NY 13733. We have a second location in Florida for the Gateway operations at 2230 Destiny Way, Odessa, FL 33556.

ITEM 3. LEGAL PROCEEDINGS

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 9, 2013, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol "NWMH."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2015:

	High	Low
First quarter	$1.72	$1.00
Second quarter	$1.92	$1.73
Third quarter	$1.65	$1.49
Fourth quarter	$1.55	$1.23

Fiscal Year Ended December 31, 2014:

	High	Low
First quarter	$0.01	$0.01
Second quarter	$0.01	$0.01
Third quarter	$0.01	$0.01
Fourth quarter	$1.10	$0.01

Common Stock

As of March 25, 2016, our common stock was held by 20 stockholders of record and we had 66,623,312 shares of common stock issued and outstanding.

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

Unregistered Sale of Equity Securities

During December of 2015, the Company issued 75,000 shares of restricted common stock to consultants for public relations and investor relation services. The shares were valued at the estimated fair value of the services performed, $15,000 or $0.20 per share.

Shares issued to Strategic for Expenses, Deposits and Acquisitions paid for on Behalf of the Company

As discussed in Note 8 in the Financial Footnotes, a related entity incurred costs and paid landfill acquisition deposits and paid the cash portion of an acquisition on behalf of the Company. Total restricted common shares issued prior to December 31, 2015 for settlement of these costs totaled 365,482 (settled for $1 per share). Subsequent to year end, an additional 592,829 shares of the Company’s restricted common stock were settled for these expenses, deposits and acquisition costs at $1 per restricted common share.

Shares issued for Acquisitions

On October 15, 2015 and December 1, 2015, the Company closed on the Acquisition of Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP, respectively. Each of these acquired entities were owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the each acquired entity.

A total of 2,400,000 shares of the Company’s restricted common stock were issued for these two acquisitions. The majority shareholder of the Company received no cash or notes; instead, he received 1,500,000 and 1,650,000 shares of the Company’s restricted common stock for the sale of WRE and Gateway, respectively. The total 3,150,000 shares of the Company’s restricted common stock were not issued to the majority shareholder until after December 31, 2015, and thus have been presented as common stock subscribed in the equity section of the balance sheet. The shares were valued at $1 per share, equivalent with the settlement with Strategic as described above in the related party note section describing the expenses paid on behalf of the Company.

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

GENERAL

Overview

We are a landfill service that provides landfill services, roll-off dumpster service, and mulch products. We service the counties of Citrus, Hernando, and Marion in Florida. We average annual disposals of approximately 200,000 cubic yards of construction debris and manage our 54 acre landfill facility. We started operations with one roll-off truck and now operate thirteen rolloff trucks and approximately 800 containers (subsequent to the WRE and Gateway Acquisitions). We have maintained a contract with Citrus County Solid Waste Management landfill to back-up their roll-off trucks since 2000. On October 15, 2015 and December 1, 2015, we acquired WRE and Gateway as described above (Item 1, Business) and in Note 10 to the financial statements, Acquisitions. These acquisitions added a large roll-off business for C&D to operations as well as full service Waste Company in Upstate NY, offering residential and commercial trash collection, a transfer station and C&D services.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014

Revenues for the years ended December 31, 2015 and 2014 were $2,499,842, and $1,668,354, respectively, an increase of $831,488 or approximately 50%. The increase in sales is primarily attributable to increased sales to a related party accounting for $674,320 and $523,250 of total sales for the year ended December 31, 2015 and 2014 (27% and 31% of total sales, respectively), an increase of 29% of sales to this related party year over year. Increased sales are also attributable to a better economy year over year and stronger customer base. We acquired WRE and Gateway during the years ended December 31, 2015. The revenues for these entities for the period from the acquisition date (10-15 and 12-1) to December 31, 2015 are included in our consolidated operations. Revenues fro these entities were $446,918 (18% of total) and $194,597 (8% of total) for the 75 days and 31 days ended December 31, 2015, respectively, accounting for a total additional revenue of $641,515, representing 38% of the increase year over year.

Cost of goods sold for the years ended December 31, 2015 and 2014 were $1,319,169 and $934,251 respectively, an increase of $384,918 or 41%. The increase is primarily due to an increase in sales as discussed above and the inclusion of WRE and Gateway acquisitions in our operations for 75 days and 31 days ended December 31, 2015, respectively. WRE and Gateway represented $260,803 and $143,779, or 20% and 11% of consolidated cost of sales for the years ended December 31, 2015 and 2014, accounting for a total of $404,609 or 105% of the increase in cost of sales year over year. The reason the total is over 100% is due to cost of sales for Sand/land, the previous sole operating subsidiary of the Company have reduced cost of sales year over year of approximately 2% or $20,000. This was due to fuel costs being lower during the year ended December 31, 2015 as compared to 2014.

General and administrative cost for the years ended December 31, 2015 and 2014 were $940,454 and $485,403, an increase of $455,051, or 94%. The largest driver of this increase related to the acquisition of WRE and Gateway. The other driver for this increase was due to professional fees incurred related to being an early stage public company, including professional fees and building a company governance infrastructure. We also incurred acquisition related costs, including due diligence, legal and professional fees. A large portion of our general and administrative costs were non-cash expenses paid by a related entity on behalf of the Company. Total non-cash costs incurred by the Company during the year ended December 31, 2015 were $384,511, or 41% of total general and administrative costs. Total Sand/Land general and administrative costs increased from $485,403 during 2014 to $768,840 in 2015, an increase of $283,437 or 58%. As mentioned above, this increase was due to the professional fees incurred related to being an early stage public company and building the required infrastructure for accretive growth.

Income from operations for the years ended December 31, 2015 and 2014 were $240,219 and $248,700, a decrease of 3%. This decrease is due to increased professional fees in 2015 as compared to 2014. As described above in the general and administrative expenses year over year comparison, a large portion of these professional fees were non-cash expenses.

Interest expense was $29,970 and $10,610 for the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, we incurred related party interest expense of $6,100 and $10,610, respectively. The decrease is due to the Shareholder loan being paid down during 2015. In December 2014, the Company entered into a capital lease to purchase equipment and incurred interest expense of $19,763 during the year ended December 31, 2015. The Company also acquired equipment debt as part of the acquisition of WRE. Total interest expense incurred for the period from October 15, 2015 through December 31, 2015 in WRE was $4,107.

Other expenses, net increased to $330,670 as compared to the prior year net expenses of $10,610. The prior year amount related 100% to the interest on the shareholder loan. In 2015, the Company’s interest expense increased as discussed above due to an equipment capital lease and acquisition of WRE. The Company incurred a $300,000 one time charge off of deposits on an acquisition that was not completed by the Contract date. The deposits were non-refundable and have been included in other expenses. In 2016, we expect to have an additional $50,000 write off for deposits made in 2016. The deposits were non-cash expenses as they were paid for by a related entity on behalf of the Company. These costs were settled during the year for stock at $1 per share. Total loss of the Company related to these deposits is equivalent to 300,000 shares of restricted common stock, with an additional 50,000 shares to be issued in 2016.

Net income (loss) for the years ended December 31, 2015 and 2014 respectively were $(62,408) and $157,139, respectively. The loss in 2015 is due to the one time non cash write off of landfill acquisition deposits as described in the other income/expense comparison above. Without this one time charge off, not tax adjusted, the Company would have had net income of approximately $237,592, an increase from prior year. The Company acquired Gateway and WRE during the year. WRE had two and a half month included in operations, resulting in net income of $67,000 and Gateway only had one month of operations included, with a net loss of $6,000. December is an offseason month for Gateway, driving the loss. We expect both of these subsidiaries to add significant growth to our earnings during 2016 and all of our subsidiaries to be profitable in 2016.

Liquidity and Capital Resources

As of December 31, 2015 we had cash of $344,365 and a working capital deficit of $556,156 as compared to cash of $108,642 and working capital of $131,328 as of December 31, 2014. The reason for the working capital deficit at December 31, 2015 is due to professional fees and acquisition costs that were settled in stock shortly after year end. The total current liabilities to be settled in stock at $1 per share subsequent to year end, is $157,829 of professional fees and deposits made on the landfill acquisition as discussed above, $450,000 for the acquisition of Gateway (cash portion of purchase price paid for on behalf of the Company by third party), and $250,000 for the acquisition note paid to the second 50% owner of the Company (WRE, counterparty of the acquisition that wasn’t the Chairman). Total working capital to be settled in restricted common stock at $1 per share included in due to related party on our balance sheet at December 31, 2015 was $607,829. The short term acquisition note is included in acquisition notes at December 31, 2015, and represents $250,000 of the total $350,000 balance at December 31, 2015. None of these described liabilities affected our cash. Adjusted working capital after adding back these non cash payments is $301,673 at December 31, 2015. The increase is due to the increase in cash from operations year over year.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing. However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

Operating activities provided cash of $706,560 and $301,839 during the years ended December 31, 2015 and 2014, respectively. The increase was due to higher consolidated net income after adding back the non-cash charges incurred for professional fees and deposit write-off. The Company’s year over year revenues have increased significantly due to a better economy, better utilization of resources and the acquisitions of WRE and Gateway. Financing activities provided (used) cash of $76,101 and $(212,113) for the years ended December 31, 2015 and 2014, respectively. Financing activities provided positive cash in 2015 due to us taking out a loan to purchase equipment. Investing activities used cash of $546,938 and $38,531 for the years ended December 31, 2015 and 2014, respectively. The increase is primarily due to the purchase of equipment to assist in the bandwidth and growth of the Company.

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

Future Financings

We are currently in discussions with a third party to provide financing for additional potential acquisitions. This loan has not been finalized as of December 31, 2015 or the date of the filling.

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

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standard should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, including interim periods within that reporting period. Adoption of the ASU did not have an impact on the Company’s 2015 Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter. Early adoption is permitted. Adoption of the new ASU will not have an impact on the Company’s Consolidated Financial Statements.

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

In May 2015, the FASB issued ASU No. 2015-09, "Revenue from Contracts with Customers" ("ASU 2015-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2015-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that any effect on earnings due to depreciation, amortization or other income effects, due to a change to the provisional amounts be recorded in the current period’s financial statements as if the accounting had been completed at the acquisition date. The portion of the amount recorded in the current-period earnings, which would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, must be presented separately on the face of the income statement or disclosed in the notes to the financial statements by line item. The amendment is effective for the fiscal year beginning after December 15, 2015. The amendments are to be applied prospectively to any adjustments occurring after the effective date. Adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 for the fiscal year ended December 31, 2015 and applied it retrospectively.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months. Current guidance only requires capital leases to be recognized on the balance sheet. However, the ASU 2016-02 now requires that both capital and operating leases be recognized on the balance sheet. The effect on cash flows will strictly depend on whether the lease is classified as an operating lease or capital lease. The ASU 2016-02 will require disclosures to aid investors and other financial statement users to better understand the amount, timing and uncertainty of the cash flows arising from leases. These disclosures are to include qualitative and quantitative information about the amounts recorded in the financial statements. This update remains unchanged for lessors. However, new guidance contains targeted improvements to align, where necessary, the lessor’s accounting with the lessee’s accounting standards. ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited consolidated financial statements for the calendar years ended December 31, 2015 and 2014 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

(PREVIOUSLY KOPJAGGERS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

Board of Directors

National Waste Management Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of National Waste Management Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Waste Management Holdings, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of its operations, stockholders' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ John Scrudato CPA

Califon, New Jersey

March 28, 2016

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$344,365	$108,642
Accounts receivable, net	570,347	105,625
Prepaids and other current assets	38,362	3,685
Due from related party	54,473	8,400

Total current assets	1,007,547	226,352

Property and equipment, net	5,041,280	744,405

Other assets:
Secured letter of credit	324,950	324,950
Intangible assets, net	1,413,353	36,325
Goodwill	2,179,183	-
Deferred tax asset	53,662	-
Other deposits	8,750	17,412

Total other assets	3,979,898	378,687

Total assets	$10,028,725	$1,349,444

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$228,957	$19,336
Current portion of long term debt	184,932	-
Current portion of capital lease obligations	25,131	21,228
Due to related party	742,441	22,308
Short term related party acquisition notes	350,000	-
Income taxes payable	32,242	32,242

Total current liabilities	1,563,703	95,114

Long-term liabilities:
Capital lease obligations, net of current portion	102,929	128,060
Long term debt, net of current portion	419,073
Environmental remediation obligation	424,596	424,596
Loan from shareholder	2,017,301	756,337
Long term deferred tax liability	70,221	48,709

Total liabilities	$4,597,823	$1,452,816

Commitments and contingencies (see note 5)

Stockholders' equity (deficit):
Common stock, no par value; 250,000,000 shares authorized, 62,880,483 and 60,000,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	$-	$-
Preferred stock, no par value; 10,000,000 shares authorized, 1 share and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Additional paid-in capital	2,456,136	9,454
Common stock subscribed	3,150,000	-
Retained earnings (deficit)	(175,234)	(112,826)

Total stockholders' equity (deficit)	5,430,902	(103,372)

Total liabilities and stockholders' equity (deficit)	$10,028,725	$1,349,444

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Revenues	2,499,842	$1,668,354

Cost of revenues	1,319,169	934,251

Gross profit	1,180,673	734,103

Selling, general and administrative expenses	940,454	485,403

Income from operations	240,219	248,700

Other income (expenses):
Interest expense	(29,970)	(10,610)
Write off of landfill deposits	(300,000)	-
Other expenses	(4,807)	-

Total other income (expenses)	(334,777)	(10,610)

Income before income taxes	(94,558)	238,090

Income tax expense (benefit)	(32,150)	80,951

Net income (loss)	$(62,408)	$157,139

Net income per common share:
Basic	$(0.001)	$0.003
Diluted	$(0.001)	$0.003

Weighted average number of shares outstanding
Basic	60,426,837	56,778,493
Diluted	60,426,837	56,778,493

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred		Common		Additional	Common
	Stock	Amount	Stock	Amount	Paid-in	Stock	Accumulated
	Shares	at par	Shares	at par	Capital	Subscribed	Deficit	Total

Balances at December 31, 2013	-	-	47,450,000	$-	$9,454	$-	$(269,965)	$(260,511)

Issuance of shares in reverse merger	-	-	52,550,000	-	-	-	-	-

Retirement of shares	-	-	(40,000,000)	-	-	-	-	-

Net income	-	-	-	-	-	-	157,139	157,139

Balances at December 31, 2014	-	$-	60,000,000	$-	$9,454	$-	$(112,826)	$(103,372)

Issuance of preferred share	1	-	-	-	-	-	-	-

Issuance of shares to consultants for services	-	-	475,000	-	61,200	-	-	61,200

Issuance of common stock for debt settlement	-	-	365,483	-	365,482	-	-	365,482

Restricted common stock sold to investors at $0.50 per share	-	-	40,000	-	20,000	-	-	20,000

Stock issued as parital consideration for acquisitions	-	-	2,000,000	-	2,000,000	3,150,000	-	5,150,000

Net loss	-	-	-	-	-	-	(62,408)	(62,408)

	-	$-	62,880,483	$-	$2,456,136	$3,150,000	$(175,234)	$5,430,902

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Cash flow from operating activities:
Net income (loss)	$(62,408)	$157,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	271,311	122,249
Non-cash professional expenses	384,511	-
Bad debt expense	(32,682)	762
Non cash write off of acquisition deposits	300,000	-
(Increase) decrease in assets:
Accounts receivable, net	(160,581)	(7,768)
Other current assets	10,599	(1,025)
Deposits	8,662	(8,662)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	12,994	(13,279)
Related party accrued interest	6,304	(28,528)
Income taxes payable	-	32,242
Deferred tax assets and liabilities, net	(32,150)	48,709
Net cash provided by operating activities	$706,560	$301,839

Cash flows from investing activities:
Purchases of property and equipment	(577,203)	(30,131)
Advance to related party	-	(8,400)
Purchase of intangible assets	(24,272)	-
Cash acquired in acquisitions	54,537	-
Net cash used in investing activities	$(546,938)	$(38,531)

Cash flows from financing activities:
Issuance of long term debt	448,809	-
Payments on long term debt	(99,690)	-
Payments on capital lease obligation	(21,228)	(30,332)
Payments on loan from shareholder	(251,790)	(181,781)
Net cash provided by (used in) financing activities	$76,101	$(212,113)

Net increase (decrease) in cash	$235,723	$51,195
Cash, beginning of period	108,642	57,447
Cash, end of period	$344,365	$108,642

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$23,666	$10,610
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Acquisition of Waste Recovery Enterprises, LLC in exchange for common stock, common stock subscribed and an owner financed short term note. See note 10, Acquisitions.	$3,000,000	$-
Acquisition of Gateway Rolloff Services, LP in exchange for common stock, common stock subscribed and an amount due to a related party. See note 10, Acquisitions.	$2,950,000	$-
Issuances of shares subscribed for deposit on landfill	$300,000	$-
Issuances of shares or shares subscribed for services	$126,682	$-

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 – Business Organization

These financial statements represent the financial statements of National Waste Management Holdings, Inc. (“NWMH”) and it’s wholly owned operating subsidiaries, Sand/Land of Florida Enterprises, Inc. (“Sand/Land”), Waste Recovery Enterprises, LLC (“WRE”) and Gateway Rolloff Services, LP (“Gateway”). NWMH, Sand/Land, WRE and Gateway are collectively referred to herein as the “Company”. The Company changed its name from Kopjaggers, Inc. to National Waste Management Holdings, Inc. effective October 31, 2014.

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

WRE and Gateway were related party acquisitions. They were acquired on October 15, 2015 and December 1, 2015, respectively. See Notes 9 and 10, Related Party Transactions and Acquisitions, respectively.

Sand/land is a solid waste management company headquartered in Central Florida, currently operating a licensed Construction & Demolition landfill. The Company’s primary operations are based near Tampa, Florida.

WRE is a waste management company that offers trash collection services, roll-off services and a full service transfer station. The Company also offers wood grinding, demolition, mulch and gravel services. The Company’s primary operations are based near Binghamton, New York. The Company was founded in 1998 and principally serves the Northeastern U.S. industrial and residential markets.

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

The Consolidated Company is a full service solid waste management company with operations in Florida and New York, Headquartered near Tampa, FL.

Basis of Presentation

The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated financial statements include the operations of Sand/Land, WRE and Gateway, together, NWMH.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 – Significant Accounting Policies

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. As of December 31, 2015 and 2014, the allowance for doubtful accounts was approximately $20,000 and $112,000, respectively. Bad debt expense recognized for the years ended December 31, 2015 and 2014 was $(32,682) and $0, respectively. The negative bad debt expense balance at December 31, 2015 was due to the allowance being overstated in the prior period and requiring adjustment

Property, Plant and Equipment

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

Property, Plant and Equipment (Continued)

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2015, the Company has not experienced impairment losses on its long-lived assets.

Goodwill

Goodwill consists of the excess of cost over identifiable net tangible and intangible assets of company’s acquired. In accordance with the Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the carrying amount of goodwill and intangible assets is to be reviewed at least annually for impairment, and losses in value, if any, will be charged to operations in the period of impairment. Goodwill was determined to not be impaired as of December 31, 2015. The test for impairment was done in accordance with guidance in Accounting Standards Update (ASU) 2011-8 for the year ended December 31, 2015. ASU 2011-8 permits an entity to evaluate qualitative factors to assess whether impairment is more likely than not to have occurred.

The Company acquired two related entities during 2015. As part of those acquisitions, the Company assigned $1,238,173 and $941,010 of Goodwill to the purchase prices of WRE and Gateway, for a total of $2,179,183 goodwill included in our balance sheet.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

Intangible Assets

The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. See note 10, Acquisitions for details related to the purchase price allocation of identified definite lived amortizable intangible assets, including customer lists, licenses, permits and trademarks. The Company has a customer list that was bought from a related party in 2011, a website built in 2015 and engineering costs as part of a 10 year permit renewal with the Department of Environmental Protection. See note 4, Intangible Assets.

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated advertising expenses for the years ended December 31, 2015 and 2014 was $18,175 and $4,774, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our Consolidated Financial Statements. Refer to Note 11 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense.

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any tax positions that require disclosure.

As of December 31, 2015, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns
Federal	December 31, 2012 – 2015

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Operating, General and Administrative Expenses

Business operating costs including expenses generated from administration and purchasing functions, are recorded in “Operating, general and administrative expenses” in the Consolidated Statements of Income. Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, depreciation, leasehold amortization and costs for outside provided services.

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

Earnings Per-Share

Earnings per share are based on the weighted-average number of common shares outstanding at each reporting period.

Reclassifications

Certain reclassifications have been made in prior year balances to conform to the current year presentation. Such reclassifications had no effect on net income as previously reported.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

Current Relevant Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standard should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, including interim periods within that reporting period. Adoption of the ASU did not have an impact on the Company’s 2015 Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter. Early adoption is permitted. Adoption of the new ASU will not have an impact on the Company’s Consolidated Financial Statements.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 – Significant Accounting Policies (Continued)

Current Relevant Accounting Standards (Continued)

In May 2015, the FASB issued ASU No. 2015-09, "Revenue from Contracts with Customers" ("ASU 2015-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2015-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that any effect on earnings due to depreciation, amortization or other income effects, due to a change to the provisional amounts be recorded in the current period’s financial statements as if the accounting had been completed at the acquisition date. The portion of the amount recorded in the current-period earnings, which would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, must be presented separately on the face of the income statement or disclosed in the notes to the financial statements by line item. The amendment is effective for the fiscal year beginning after December 15, 2015. The amendments are to be applied prospectively to any adjustments occurring after the effective date. Adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 for the fiscal year ended December 31, 2015 and applied it retrospectively.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months. Current guidance only requires capital leases to be recognized on the balance sheet. However, the ASU 2016-02 now requires that both capital and operating leases be recognized on the balance sheet. The effect on cash flows will strictly depend on whether the lease is classified as an operating lease or capital lease. The ASU 2016-02 will require disclosures to aid investors and other financial statement users to better understand the amount, timing and uncertainty of the cash flows arising from leases. These disclosures are to include qualitative and quantitative information about the amounts recorded in the financial statements. This update remains unchanged for lessors. However, new guidance contains targeted improvements to align, where necessary, the lessor’s accounting with the lessee’s accounting standards. ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at December 31, 2015 and December 31, 2014:

	2015	2014
Machinery and equipment	$3,209,228	$1,914,696
Transportation equipment	2,119,472	561,240
Containers	942,400	-
Airspace	865,076	865,076
Buildings	493,225	-
Improvements	306,372	306,372
Land	225,000	-
Leased equipment	179,620	179,620
Land Fill Area	72,098	72,098
Office furniture and equipment	2,117	2,117
Total Property, plant and equipment	8,450,689	3,901,219
Less: accumulated depreciation	(3,409,409)	(3,156,814)
Property, plant and equipment, net	$5,041,280	$744,405

Depreciation expense for the year ended December 31, 2015 and 2014 was $251,008 and $104,086, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following as of December 31, 2015 and December 31, 2014:

			Amortization
	2015	2014	Period
Customer list	$1,413,872	$90,813	5 years
Website costs	7,954	-	3 years
Licenses and permits	66,318	-	10 years
Less accumulated amortization	(74,791)	(54,488)
Intangible assets, net	$1,413,353	$36,325

Year Ending
2016	$290,391
2017	272,228
2018	270,903
2019	269,577
2020	267,945
Thereafter	42,309
$1,413,353

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4 – Amortizable Intangible Assets (Continued)

Amortization expense for the years ended December 31, 2015 and 2014 was $14,692 and $14,692, respectively.

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

Landfill Related Environmental Remediation

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2013 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at December 31, 2015 and December 31, 2014, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

Concentrations of Revenues and Receivables

As discussed in note 8, Related Party Transactions, during the years ended December 31, 2015 and 2014, approximately 20% and 31% of the Company’s revenues were generated from a related party, respectively and approximately 16% and 79% of net accounts receivable were due from related parties as of December 31, 2015 and 2014, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6 – Long-Term Debt

During 2015, the Company acquired WRE and the related debt outstanding as of the acquisition date. See note 10, Acquisitions, for a breakdown of the purchase price allocation and total acquired debt, most of which relates to equipment financing on acquired equipment.

Following is a breakdown of non-related party long term debt:

	2015	2014

Notes payable to various banks, to finance various equipment purchases, payable in monthly installments between $646 and $10,107, with interest rates ranging from 2.39% to 9.63% maturing from December 30, 2015 through December 28, 2020	$604,005	$-
Less current portion of long-term debt:	(184,932)	-
Long-term debt, net of current portion	$419,073	$-

The aggregate annual maturities of non-related party long-term debt are as follows:

2015	$184,932
2016	141,399
2017	126,203
2018	127,899
2019	23,572
Total	$604,005

Related Party Shareholder Loan

The Company has a note due the largest shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. The balance of the note as of December 31, 2015 and 2014 was $504,547 and $756,337 respectively. During 2015, the Company paid down the Shareholder note by approximately $250,000. During the years ended December 31, 2015 and 2014, the Company incurred related party interest expense of $6,304 and $8,472. Total related party accrued interest related to this note as of December 31, 2015 and 2014 was $28,612 and$22,308, respectively.

On October 15, 2015, the Company acquired a related entity that was 50% owned by the largest shareholder of the Company. As part of that acquisition, the Company acquired a shareholder note owed to the same majority shareholder of the Company. The balance of the note, including accrued interest on the acquisition date was $1,512,753.

The combined balances of these related party notes at December 31, 2015 were $2,017,301. Subsequent to year end, the Board and the Shareholder mutually agreed to convert $2,000,000 of the Notes balance to 10% cumulative preferred stock; these notes have been included in long-term liabilities due to the conversion subsequent to year end. The remaining balance of the related party note after conversion was approximately $13,000.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 7 – Capital Leases

During 2014, the Company purchased equipment under a capital lease obligation. The lease is payable in 60 monthly payments of $3,750, beginning December 20, 2014, maturing December 20, 2019. The capital lease is collateralized by the equipment purchased. The capital lease is personally guaranteed by the Chairman and CEO of the Company.

Future minimum lease payments under the lease as of December 31, 2015 are as follows:

2016	$25,131
2017	29,753
2018	35,224
2019	37,952
Total capital lease obligation	$128,060

The following is a summary of leased assets included in machinery and equipment as of December 31, :

	2015	2014
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(35,924)	-
Net leased assets	$143,696	$179,620

Note 8 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from a related entity Transfer Station, owned by the majority shareholder of the Company. This related entity uses the Company’s landfill (Sandland) as its primary source of disposal for trash, debris and waste and collected. Sandland also trucks the disposal costs from the Company’s site, either directly or through a third party and bills the Company accordingly for trucking services. Total revenue generated from the related entity during the years ended December 31, 2015 and 2014 for disposal costs were $674,320 and $523,250 or 27% and 31% of total consolidated revenue, respectively. Total revenue generated from the related entity during the years ended December 31, 2015 and 2014 for trucking services were $216,222 and $144,834, or 9% and 9% of consolidated revenue, respectively. Total revenue generated from the related entity during the years ended December 31, 2015 and 2014 was $890,542 and $668,084, or 36% and 40% of consolidated revenue, respectively. Total related party accounts receivable as of December 31, 2015 and 2014 related to these sales were approximately $91,000 and $75,000, or 16% and 71% of total net accounts receivable, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 8 – Related Party Transactions (Continued)

Related Party Sales and Accounts Receivable (Continued)

On December 1, 2015, the Company acquired Gateway, a related entity that was previously owned 50% by the largest shareholder of the Company. See note 10, Acquisitions for details. Gateway disposes a large portion of their construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the years by the Consolidated entity during the years ended December 31, 2015 and 2014 were $56,331 and $0, respectively. Total related party accounts payable of the consolidated entity as of December 31, 2015 and 2014 related to these expenses were approximately $17,000 and $0, respectively.

Related Party Shareholder Loan

The Company has a note due the largest shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. The balance of the note as of December 31, 2015 and 2014 was $504,547 and $756,337 respectively. During 2015, the Company paid down the Shareholder note by approximately $250,000. During the years ended December 31, 2015 and 2014, the Company incurred related party interest expense of $6,304 and $8,472. Total related party accrued interest related to this note as of December 31, 2015 and 2014 was $28,612 and$22,308, respectively.

On October 15, 2015, the Company acquired a related entity that was 50% owned by the largest shareholder of the Company. As part of that acquisition, the Company acquired a shareholder note owed to the same majority shareholder of the Company. The balance of the note, including accrued interest on the acquisition date was $1,512,753.

The combined balances of these related party notes at December 31, 2015 were $2,017,301. Subsequent to year end, the Board and the Shareholder mutually agreed to convert $2,000,000 of the Notes balance to 10% cumulative preferred stock; these notes have been included in long-term liabilities due to the conversion subsequent to year end. The remaining balance of the related party note after conversion was approximately $13,000.

Expenses Paid on Behalf of the Company by a Related Party

Throughout the year ended December 31, 2015, Strategic Capital Markets (“Strategic”), a related party, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company as well as marketing the Company’s investment strategy. Total expenses incurred for these services were $203,607. Total deposits on the landfill (see note 10) paid by Strategic totaled $300,000 through December 31, 2015. Strategic also incurred costs to build the Company’s investor relations website of $4,704during the fiscal year ended December 31, 2015. Strategic paid the cash portion of the acquisition of Gateway Rolloff Services, LP on December 1, 2015, totaling $450,000. Total cash outlays by Strategic were $958,311 during the year ended December 31, 2015. As of December 31, 2015, $365,482 was settled for 365,482 shares of the Company’s restricted common stock ($1 per share conversion). The remaining $592,829 is included in the due from related party account. Subsequent to year end, this amount was settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion).

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 8 – Related Party Transactions (Continued)

Related Party Acquisitions

On October 15, 2015 and December 1, 2015, the Company closed on the Acquisition of Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP, respectively. Each of these acquired entities were owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the each acquired entity.

Waste Recovery Enterprises, LLC (“WRE”), was acquired for a $250,000 owner financed note that was paid in January of 2016 and 2,750,000 shares of the Company’s restricted common stock. Gateway Rolloff Services, LP (“Gateway”) was acquired for $450,000 in cash and a total of 2,400,000 shares of the Company’s restricted common stock. The majority shareholder of the Company received no cash or notes; he received 1,500,000 and 1,650,000 shares of the Company’s restricted common stock. The 3,150,000 shares of the Company’s restricted common stock were not issued as of December 31, 2015, and thus have been presented in the balance sheet as common stock subscribed in the equity section of the balance sheet. The shares were valued at $1 per share, equivalent with the settlement with Strategic as described above in the related party note section describing the expenses paid on behalf of the Company.

See note 10, Acquisitions for further information related to the acquisitions and the purchase price allocation.

Note 9 – Stockholders’ Deficit

Issuances of Restricted Common Stock for Services

On March 23, 2015 the Company issued 100,000 shares of restricted common stock for services related to Corporate Governance. The common shares were valued based on the fair value of the services provided rather than the common stock issued because it was determined by management that the fair value of the services rendered was more readily available than the fair value of the restricted common stock issued. The total value assigned to these services was $6,100; $3,500 was paid in cash and $2,500 was recognized related to the issuance of the restricted common stock. The Company receiving the shares paid the Company $100 for the shares as part of the consulting agreement. On October 2, 2015, the Company entered into a second agreement with this consultant, this time for the issuance of 200,000 in exchange for governance services and NASDAQ consulting related to a potential up list to that Exchange. The services provided included a search for qualified independent board members, independency verifications of these potential members, drafting of a compensation package for Board of Director members, NASDAQ application for a potential up list (including related consulting on an up list), ongoing acquisition identification and due diligence, drafting of an insider trading policy, ongoing governance consulting through December 31, 2015 and succession planning for the Company as a whole. The shares were valued at the estimated fair value of the services provided, which was estimated as $40,000 based on the Consultants estimate of fair value of the services. The per share value (restricted common) for these services recognized in our financial statements based on the fair value of services performed, or $0.20 per share.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 9 – Stockholders’ Deficit (Continued)

Issuances of Restricted Common Stock for Services (Continued)

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

During December of 2015, the Company issued 75,000 shares of restricted common stock to consultants for public relations and investor relation services. The shares were valued at the estimated fair value of the services performed, $15,000 or $0.20 per share.

Shares issued to Strategic for Expenses, Deposits and Acquisitions paid for on Behalf of the Company

As discussed in Note 8 above, a related entity incurred costs and paid landfill acquisition deposits and paid the cash portion of an acquisition on behalf of the Company. Total restricted common shares issued prior to December 31, 2015 for settlement of these costs totaled 365,482 (settled for $1 per share). Subsequent to year end, an additional 592,829 shares of the Company’s restricted common stock were settled for these expenses, deposits and acquisition costs at $1 per restricted common share.

Shares issued for Acquisitions

On October 15, 2015 and December 1, 2015, the Company closed on the Acquisition of Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP, respectively. Each of these acquired entities were owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the each acquired entity.

A total of 2,400,000 shares of the Company’s restricted common stock were issued for these two acquisitions. The majority shareholder of the Company received no cash or notes; instead, he received 1,500,000 and 1,650,000 shares of the Company’s restricted common stock for the sale of WRE and Gateway, respectively. The total 3,150,000 shares of the Company’s restricted common stock were not issued to the majority shareholder until after December 31, 2015, and thus have been presented as common stock subscribed in the equity section of the balance sheet. The shares were valued at $1 per share, equivalent with the settlement with Strategic as described above in the related party note section describing the expenses paid on behalf of the Company.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 9 – Stockholders’ Deficit (Continued)

Preferred Stock

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

Private Placement Shares

The Company raised $20,000 through sales of 40,000 shares of the Company’s restricted common at $0.50 per share through a Private Placement Memorandum. Total proceeds for these sales was $20,000.

Note 10 – Acquisitions

Related Party Acquisitions

Waste Recovery Enterprises, LLC

On October 15, 2015, the Company acquired Waste Recovery Enterprises, LLC (“WRE”), an entity that was 50% owned by the Majority shareholder of the Company. WRE offers residential trash pickup, commercial or residential dumpster service and roll-off boxes for construction and clean up projects. The Company has a transfer station that accepts construction and demolition debris, household trash, furniture and appliances. The Company also offers wood grinding, demolition, mulch and gravel services. The Company’s primary operations are based near Binghamton, New York.

See the table below summarizing the purchase price paid to the related party owner and the 2nd, non-related party entity:

Party	Cash	Owner Financed Short Term Note	Restricted Common Shares	Value Assigned to Shares ($1/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	$-	1,500,000	$1,500,000	$1,500,000
Non-related entity – 50% owner	-	250,000	1,250,000	1,250,000	1,500,000
Total	$-	$250,000	2,750,000	$2,750,000	$3,000,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Waste Recovery Enterprises, LLC (Continued)

Operations subsequent to October 15, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $3,000,000 was allocated as follows:

Assets
Cash	$29,625
Accounts receivable	32,706
Other current assets	54,598
Due from related party	30,097
Total current assets	162,882
Property and Equipment
Transportation equipment	1,116,682
Machinery and Equipment	756,800
Buildings	493,225
Land	225,000
Containers	160,400
Leasehold improvements	17,154
Furniture and fixtures	2,069
Total property and equipment	2,771,330
Goodwill and intangible assets
Customer relationships	639,433
Licenses and permits	50,000
Goodwill	1,238,173
Total goodwill and intangible assets	1,927,607
Total assets	4,861,819
Liabilities
Accounts payable and accrued liabilities	(64,179)
Due to related entity	(30,000)
Total current liabilities	(94,179)
Related party debt	(1,512,754)
Long term debt	(254,886)
Total liabilities	1,861,819
Total consideration for acquisition	$3,000,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Gateway Rolloff Services, LP

On December 1, 2015, the Company acquired Gateway Rolloff Services, LP (“Gateway”), an entity that was 50% owned by the Majority shareholder of the Company. Gateway offers commercial and residential dumpster service and roll-off boxes for construction and clean up projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. The Company’s primary operations are based near Tampa, FL.

See the table below summarizing the purchase price paid to the related party owner and the 2nd, non-related party entity.

Party	Cash	Cash Paid on Behalf of Company By Related Entity	Restricted Common Shares	Value Assigned to Shares ($1/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	$-	1,650,000	$1,650,000	$1,650,000
Non-related entity - 50% owner	-	$450,000	750,000	1,250,000	1,500,000
Total	$-	$450,000	2,400,000	$2,750,000	$3,150,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Gateway Rolloff Services, LP (Continued)

Operations subsequent to November 30, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $3,150,000 was allocated as follows:

Assets
Cash	$24,912
Accounts receivable	238,753
Total current assets	263,665
Property and Equipment
Transportation equipment	417,350
Containers	782,000
Total property and equipment	1,199,350
Goodwill and intangible assets
Customer relationships	683,626
Goodwill	941,010
Total goodwill and intangible assets	1,624,636
Total assets	3,087,651
Liabilities
Accounts payable and accrued liabilities	(111,651)
Due to related party	(26,000)
Total current liabilities	(137,651)
Total consideration for acquisition	$2,950,000

The Majority shareholder received a total of 3,150,000 shares of the Company’s restricted common stock. The shares were note issued as of December 31, 2015, so they are included on the balance sheet as common stock subscribed. They were issued subsequent to year end.

The $450,000 paid in cash by a related entity of the Company for the acquisition of Gateway was settled in restricted common stock subsequent to year end, at $1 per share, for a total of 450,000 shares of the Company’s restricted common stock.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 10 – Acquisitions (Continued)

Landfill Acquisition – Unrelated Entity

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

The Transaction is not subject to any realty commission and has not closed as of December 31, 2015 or the date of this filing. The Company has a third party making the deposit payments as discussed in Note 8 and Note 9, Related Party Transactions and Stockholders’ Deficit, respectively. As of December 31, 2015, the third party had made 12 payments of $25,000, totaling $300,000. This agreement was extended for an additional six months through February 26th, 2016. The Company has written off these non-cash deposits due to the Company not closing on the landfill by February 26, 2016. The expense was included in other expenses as a one time write off.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 11 – Income Taxes

For the years ended December 31 2015 and 2014, the Company recognized income tax expense (benefit) of $(32,150) and $80,951, respectively.

Income tax provisions for the years ended December 31,:

	2015	2014
Current tax expense
Federal	$-	$29,895
State	-	2,347
		32,242
Deferred tax expense (benefit)
Federal	(32,150)	45,163
State	-	3,546
	(32,150)	48,709
Total	$(32,150)	$80,951

The reconciliations of the results of applying the Company's effective statutory federal income tax rate of 34% for the years ended December 31, 2015 and 2014 to the Company's income before taxes and the Company's provision for income taxes are as follows:

	2015	2014
Federal income taxes	34.00%	34.00%
State income taxes	3.63%	3.63%
Effective tax rate	37.63%	37.63%

The components of the deferred tax assets, net of deferred tax liabilities for each period are:

	2015	2014
Property and equipment	$21,512	$48,709
Expenses paid by related party, not settled as of year end	(53,662)	-
Total Long term deferred tax liabilities	$(32,150)	$48,709

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 12 – Subsequent Events

Subsequent to December 31, 2015, the Company cancelled an acquisition and forfeited the non-refundable deposits that had been paid on behalf of the Company by a related entity. Total non cash loss from this write off was included in our other income and expenses as a one time charge to the Company’s operations.

Subsequent to year end, the Company issued 592,829 shares of restricted common stock in settlement for expenses paid for on behalf of the Company. Total costs incurred by the related entity included $450,000 for the acquisition of Gateway (see Note 10, Acquisitions), $75,000 for funding the deposits for the landfill acquisition that were written off subsequent to year end and $67,829 for professional fees paid for on behalf of the Company. The shares settled a total of $592,829 and are included in liabilities on the Company’s balance sheet at December 31, 2015.

Subsequent to December 31, 2015, the Company entered into an agreement to settle the Company’s consolidated related party note due the majority shareholder of the Company. The consolidated balances of these related party notes at December 31, 2015 were $2,017,301. Subsequent to year end, the Company’s Board of Directors and Majority Shareholder (holder of the Note) mutually agreed to convert $2,000,000 of the Notes balance to 10% cumulative preferred stock; these notes have been included in long-term liabilities due to the conversion subsequent to year end. The remaining balance of the related party note after conversion was approximately $13,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2015 and 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2015 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
Louis “Tiny” Paveglia	61	Chief Executive Officer, Chief Financial Officer and Director
Charles W. Teelon	86	Chairman of the Board
Jeff Chartier	52	President, Director

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2015, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Note Reported on a Timely Basis
Louis “Tiny” Paveglia	2	1 transaction was not reported on a timely basis following the disposition of shares and 1 transaction was not reported following the acquisition of shares
Charles W. Teelon	2	8 transactions were not reported on a timely basis following the disposition of shares and 1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.
Jeff Chartier	2	19 transactions were not reported on a timely basis following the disposition of shares and 1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote;

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	Accountability for adherence to the Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to the Company address listed above.

Nomination Process

As of December 31, 2015, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this report.

Committees of the Board

All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Business Corporation Act and our Bylaws as valid and effective as if they had been passed at a meeting of the directors duly called and held.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the years ended December 31, 2015, and 2014 in all capacities. Our named executive officer for 2014 and 2015 was Louis “Tiny” Paveglio.

Name and Principal Position	Year	Salary ($’s)	Bonus ($’s)	Stock Awards ($)	Option Awards ($’s)	All other Compensation	Total
Louis “Tiny” Paveglio	2015	$115,019	$3,000	$-	$-	$-	$118,019
CEO, CFO, Director	2014	111,800	$3,000	$-	$-	$-	$114,800

Director Compensation

We have provided Compensation to the Directors in the form of common stock equivalent. Each non-employee Director receives a combination of common stock and cash for a total of $20,000 per quarter in compensation.

The following table provides information for 2015 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee Director for some portion or all of 2015 other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Teelon	$0	$	0	—	—	—	—	$0
Jeff Chartier	$0	$	0	—	—	—	—	$0

(1) (2)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 22, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 22, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 22, 2016, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 5920 N. Florida Avenue, Hernando, FL 34442

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Louis “Tiny” Paveglio, CEO, CFO, Director, Treasurer(2)	10,890,000	16.35%
Charles W. Teelon, Chairman of the Board	36,742,500	55.15%
Jeff Chartier, Director	5,145,000	7.72%
All Executive Officers and Directors as a group (3 persons)	52,777,500	79.22%
5% shareholder – None

(1)	Based on 66,623,312 shares of common stock outstanding as of March 22, 2016. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2)	During May 2015, the Company amended the Articles of Incorporation to authorize 10,000,000 shares of the Company’s Series A preferred stock, no par value per share. On June 17, 2015, the Company issued one share of Series A Preferred Stock, no par value, to the Company’s Chairman of the Board (the “Chairman”). As a holder of outstanding shares of Series A Preferred Stock, the Chairman is entitled to voting power equivalent to the number of votes equal to the total number of Company’ common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from a related entity Transfer Station, owned by the majority shareholder of the Company. This related entity uses the Company’s landfill (Sandland) as its primary source of disposal for trash, debris and waste and collected. Sandland also trucks the disposal costs from the Company’s site, either directly or through a third party and bills the Company accordingly for trucking services. Total revenue generated from the related entity during the years ended December 31, 2015 and 2014 for disposal costs were $674,320 and $523,250 or 27% and 31% of total consolidated revenue, respectively. Total revenue generated from the related entity during the years ended December 31, 2015 and 2014 for trucking services were $216,222 and $144,834, or 9% and 9% of consolidated revenue, respectively. Total revenue generated from the related entity during the years ended December 31, 2015 and 2014 was $890,542 and $668,084, or 36% and 40%, respectively. Total related party accounts receivable as of December 31, 2015 and 2014 related to these sales were approximately $91,000 and $75,000, or 16% and 71% of total net accounts receivable, respectively.

On December 1, 2015, the Company acquired Gateway, a related entity that was previously owned 50% by the largest shareholder of the Company. See note 10, Acquisitions for details. Gateway disposes a large portion of their construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the years by the Consolidated entity during the years ended December 31, 2015 and 2014 were $56,331 and $0, respectively. Total related party accounts payable of the consolidated entity as of December 31, 2015 and 2014 related to these expenses were approximately $17,000 and $0, respectively.

Related Party Shareholder Loan

The Company has a note due the largest shareholder of the Company. This note is unsecured, matures on December 31, 2016 and carries a 1% interest rate. The balance of the note as of December 31, 2015 and 2014 was $504,547 and $756,337 respectively. During 2015, the Company paid down the Shareholder note by approximately $250,000. During the years ended December 31, 2015 and 2014, the Company incurred related party interest expense of $6,304 and $8,472. Total related party accrued interest related to this note as of December 31, 2015 and 2014 was $28,612 and$22,308, respectively.

On October 15, 2015, the Company acquired a related entity that was 50% owned by the largest shareholder of the Company. As part of that acquisition, the Company acquired a shareholder note owed to the same majority shareholder of the Company. The balance of the note, including accrued interest on the acquisition date was $1,512,753.

The combined balances of these related party notes at December 31, 2015 were $2,017,301. Subsequent to year end, the Board and the Shareholder mutually agreed to convert $2,000,000 of the Notes balance to 10% cumulative preferred stock; these notes have been included in long-term liabilities due to the conversion subsequent to year end. The remaining balance of the related party note after conversion was approximately $13,000.

Expenses Paid on Behalf of the Company by a Related Party

Throughout the year ended December 31, 2015, Strategic Capital Markets (“Strategic”), a related party, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company as well as marketing the Company’s investment strategy. Total expenses incurred for these services were $203,607. Total deposits on the landfill (see note 10) paid by Strategic totaled $300,000 through December 31, 2015. Strategic also incurred costs to build the Company’s investor relations website of $4,704during the fiscal year ended December 31, 2015. Strategic paid the cash portion of the acquisition of Gateway Rolloff Services, LP on December 1, 2015, totaling $450,000. Total cash outlays by Strategic were $958,311 during the year ended December 31, 2015. As of December 31, 2015,$365,482 was settled for 365,482 shares of the Company’s restricted common stock ($1 per share conversion). The remaining $592,829 is included in the due from related party account. Subsequent to year end, this amount was settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion).

Related Party Acquisitions

On October 15, 2015 and December 1, 2015, the Company closed on the Acquisition of Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP, respectively. Each of these acquired entities were owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the each acquired entity.

Waste Recovery Enterprises, LLC (“WRE”), was acquired for a $250,000 owner financed note that was paid in January of 2016 and 2,750,000 shares of the Company’s restricted common stock. Gateway Rolloff Services, LP (“Gateway”) was acquired for $450,000 in cash and a total of 2,400,000 shares of the Company’s restricted common stock. The majority shareholder of the Company received no cash or notes; he received 1,500,000 and 1,650,000 shares of the Company’s restricted common stock. The 3,150,000 shares of the Company’s restricted common stock were not issued as of December 31, 2015, and thus have been presented in the balance sheet as common stock subscribed in the equity section of the balance sheet. The shares were valued at $1 per share, equivalent with the settlement with Strategic as described above in the related party note section describing the expenses paid on behalf of the Company.

See note 10 of the audited financial statements for the years ended December 31, 2015 and 2014, Acquisitions, for further information related to the acquisitions and the purchase price allocation.

Director Independence

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

As of March 22, 2016, our Board is composed of three members, of which one is independent. The independent director is Jeff Chartier.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees expensed for John Scrudato, CPA, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2015 and 2014 were approximately $15,000 and $10,000, respectively. The increased audit fee is due to the increase in operations and acquisitions of Gateway and WRE. The Company also incurred fees of approximately $15,000 for the audits of Gateway and WRE for acquisition purposes during the year ended December 31, 2015. John Scrudato CPA was the auditor for these acquisitions.

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

Audit Related Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $15,000 and $10,000, respectively, for audit related fees from John Scrudato, CPA. The Company also incurred fees of approximately $15,000 for the audits of Gateway and WRE for acquisition purposes during the year ended December 31, 2015. John Scrudato CPA was the auditor for these acquisitions.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $3,500 and $1,800 respectively, for professional services rendered for tax compliance, tax advice performed by an independent third party accounting Firm located near Tampa, FL (not our auditor).

All Other Fees

The Company incurred approximately $0 and $8,000 in fees, respectively, related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

We do not have a formal audit committee. Our entire board of directors acts in this capacity in the absence of the formal audit committee and pre-approves all services provided by our independent auditors. The pre-approval process has been implemented in response to the new rules and all fees were approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial OFficer (18 U.S.C. 1350)
101 INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Schema
101. CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

Dated: March 30, 2016	By:	/s/ Louis Paveglio
Louis Paveglio President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles W. Teelon	Chairman of the Board	March 30, 2016
Charles W. Teelon

/s/ Louis Paveglio	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2016
Louis Paveglio	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Jeff Chartier	Director	March 30, 2016
Jeff Chartier

