Form 10-Q
period 2016-03-31
National Waste Management Holdings, Inc.
filed 2016-05-16
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The Company has 66,623,312 shares outstanding as of March 16, 2016.

TABLE OF CONTENTS

		Page
	PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	1-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

	PART II — Other Information
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	2
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015	3
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	4
Unaudited Consolidated Notes to the Financial Statements	5-21

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$545,380	$344,365
Accounts receivable, net	604,156	570,347
Prepaids and other current assets	40,766	38,362
Due from related party	54,473	54,473
Total current assets	1,244,775	1,007,547
Property and equipment, net	4,907,115	5,041,280
Other assets:
Secured letter of credit	324,950	324,950
Intangible assets, net	1,340,756	1,413,353
Goodwill	2,179,183	2,179,183
Deferred tax asset	36,474	53,662
Other deposits	13,698	8,750
Total other assets	3,895,061	3,979,898
Total assets	$10,046,951	$10,028,725

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$276,577	$228,957
Current portion of long term debt	162,382	184,932
Current portion of capital lease obligations	26,215	25,131
Due to related party	514,067	742,441
Short term related party acquisition notes	100,000	350,000
Accrued preferred stock dividends	50,000	-
Income taxes payable	10,736	32,242
Total current liabilities	1,139,977	1,563,703

Long-term liabilities:
Capital lease obligations, net of current portion	95,955	102,929
Long term debt, net of current portion	383,677	419,073
Environmental remediation obligation	424,596	424,596
Loan from shareholder	-	2,017,301
Long term deferred tax liability	70,221	70,221
Total liabilities	$2,114,426	$4,597,823

Commitments and contingencies (see note 5)

Stockholders' equity (deficit):
Common stock, no par value; 250,000,000 shares authorized, 66,623,312 and 62,880,483 shares issued and outstanding at March 31, 2016 and December 31 2015, respectively	$-	$-
Series A Preferred stock, no par value; 10,000,000 shares authorized, 1 share and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Series B Preferred stock, no par value; 10,000,000 shares authorized, 2,000,000 shares and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,000,000
Additional paid-in capital	6,198,965	2,456,136
Common stock subscribed	-	3,150,000
Retained earnings (deficit)	(266,440)	(175,234)
Total stockholders' equity	7,932,525	5,430,902
Total liabilities and stockholders' equity	$10,046,951	$10,028,725

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$1,553,296	$390,592
Cost of revenues	917,034	197,907

Gross profit	636,262	192,685

Selling, general and administrative expenses	592,248	2,179,183
Income from operations	44,014	71,930
Other income (expenses):
Interest expense	(17,065)	(8,166)
Write off of landfill deposits	(72,473)	(4,807)
Total other income (expenses)	(89,538)	(12,973)

Income before income taxes	(45,524)	58,957
Income tax expense (benefit)	(4,318)	20,583
Net income (loss)	$(41,206)	$38,374

Net income per common share:
Basic	$(0.001)	$0.001
Diluted	$(0.001)	$0.001

Weighted average number of shares outstanding
Basic	65,568,229	60,000,000
Diluted	65,568,229	60,000,000

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$(41,206)	$38,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	258,151	41,023
Non-cash professional expenses	64,455	-
Non cash write off of acquisition deposits	50,000	-
(Increase) decrease in assets:
Accounts receivable, net	(33,809)	27,506
Other current assets	(2,404)	(8,399)
Deposits	(4,948)	-
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	30,319	31,020
Related party accrued interest	-	1,891
Income taxes payable	(21,506)	20,583
Deferred tax assets and liabilities, net	17,188	-
Net cash provided by operating activities	$316,240	$151,998

Cash flows from investing activities:
Purchases of property and equipment	(51,389)	-
Net cash used in investing activities	$(51,389)	$-

Cash flows from financing activities:
Payments on long term debt	(57,946)	-
Payments on capital lease obligation	(5,890)	(9,273)
Net cash provided by (used in) financing activities	$(63,836)	$(9,273)

Net increase (decrease) in cash	$201,015	$142,725
Cash, beginning of period	344,365	108,642
Cash, end of period	$545,380	$251,367

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$17,065	$6,275
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Issuances of shares subscribed	$3,150,000	$-
Short term acquisition note paid on behalf of Company by a related party	$250,000	$-
Conversion of shareholder debt to 10% cumulative preferred stock	$2,000,000	$-
Conversion of shareholder debt to non-interest bearing accrued short term payable (remaining difference from Preferred Conversion of Shareholder Debt)	$17,301	$-
Preferred stock dividends accrued, not paid	$50,000	$-
Conversion of related party payable to restricted common stock	$592,829	$-

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. As of March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was approximately $20,000 and $20,000, respectively. Bad debt expense recognized for the three months ended March 31, 2016 and 2015 was $335 and $0, respectively.

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

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Transportation equipment	5 years
Office and machinery equipment	5 years
Roll off containers	5-7 years
Airspace	39.5 years
Buildings	39.5 years

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2016, the Company has not experienced impairment losses on its long-lived assets.

Goodwill

Goodwill consists of the excess of cost over identifiable net tangible and intangible assets of company’s acquired. In accordance with the Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the carrying amount of goodwill and intangible assets is to be reviewed at least annually for impairment, and losses in value, if any, will be charged to operations in the period of impairment. Goodwill was determined to not be impaired as of March 31, 2016. The test for impairment was done in accordance with guidance in Accounting Standards Update (ASU) 2011-8 for the year ended December 31, 2015. ASU 2011-8 permits an entity to evaluate qualitative factors to assess whether impairment is more likely than not to have occurred.

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

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. See note 10, Acquisitions, for details related to the purchase price allocation of identified definite lived amortizable intangible assets, including customer lists, licenses, permits and trademarks. The Company has a customer list that was bought from a related party in 2011, a website built in 2015 and engineering costs as part of a 10 year permit renewal with the Department of Environmental Protection. See note 4, Intangible Assets.

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated advertising expenses for the three months ended March 31, 2016 and 2015 were $2,800 and $1,206, respectively.

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

As of March 31, 2016, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns
Federal and State (FL)	December 31, 2012 – 2015

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

Stock Issued to Non-Employees for Services Rendered

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of, (a) the date at which a performance commitment is reached, or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Earnings Per-Share

Earnings per share are based on the weighted-average number of common shares outstanding at each reporting period.

Reclassifications

Certain reclassifications have been made in prior year balances to conform to the current year presentation. Such reclassifications had no effect on net income as previously reported.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Machinery and equipment	3,241,727	3,209,228
Transportation equipment	2,119,472	2,119,472
Containers	951,317	942,400
Airspace	865,076	865,076
Buildings	503,195	493,225
Improvements	338,799	338,799
Land	225,000	225,000
Leased equipment	179,620	179,620
Landfill area	72,098	72,098
Office furniture and equipment	4,186	5,771
Total Property, plant and equipment	8,500,490	8,450,689
Less: accumulated depreciation	(3,593,375)	(3,409,409)
Property, plant and equipment, net	$4,907,115	$5,041,280

Depreciation expense for the three months ended March 31, 2016 and 2015 was $185,554 and $35,478, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following as of March 31, 2016 and December 31, 2015:

			Amortization
	2016	2015	Period
Customer list	1,346,886	$1,413,872	5 years
Website costs	7,954	7,954	3 years
Licenses and permits	66,318	66,318
Less accumulated amortization	(80,402)	(74,791)
Intangible assets, net	$1,340,756	$1,413,353

The estimated aggregate amortization expense for each of the next five years is follows:

Year Ending
2017	276,992
2018	258,831
2019	257,505
2020	256,180
2021	256,180
2022	35,068
Total	1,340,756

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Amortizable Intangible Assets (Continued)

Amortization expense for the three months ended March 31, 2016 and 2015 was $72,597 and $5,545 respectively.

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

Landfill Related Environmental Remediation

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such the company has set up a reserve allowance of $424,596 against estimated future closing cost. As of December 31, 2013 the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at March 31, 2016 and December 31, 2015, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

Concentrations of Revenues and Receivables

As discussed in note 8, Related Party Transactions, during the three months ended March 31, 2016 and 2015, approximately 12% and 34% of the Company’s revenues were generated from a related party, respectively and approximately 19% and 16% of net accounts receivable were due from related parties as of March 31, 2016 and 2015, respectively.

Note 6 – Long-Term Debt

During 2015, the Company acquired WRE and the related debt outstanding as of the acquisition date. See note 10, Acquisitions, for a breakdown of the purchase price allocation and total acquired debt, most of which relates to equipment financing, the equipment of which was also acquired.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 6 – Long-Term Debt (Continued)

Following is a breakdown of non-related party long term debt:

	2016	2015
Notes payable to various banks, to finance various equipment purchases, payable in monthly installments between $646 and $10,107, with interest rates ranging from 2.39% to 9.63%, maturing from June 30, 2016 through December 28,2020	$546,059	$604,005
Less current portion of long-term debt:	(162,382)	(184,932)
Long-term debt, net of current portion	$383,677	$419,073

The aggregate annual maturities of non-related party long-term debt are as follows:

Year Ending
2017	$162,382
2018	136,154
2019	128,764
2020	99,906
2021	18,853
Thereafter	$546,059

Related Party Shareholder Loan

The Company had a note due the largest shareholder of the Company. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the Note was converted to 10% cumulative preferred stock and the Note was cancelled. The total converted debt was $2,000,000. The balance of the note as of March 31, 2016 and December 31, 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing related party payable, included with due to related party on our Consolidated Balance Sheet.

On October 15, 2015, the Company acquired a related entity that was 50% owned by the largest shareholder of the Company. As part of that acquisition, the Company acquired a shareholder note owed to the same majority shareholder of the Company. The balance of the note, including accrued interest on the acquisition date was $1,512,753. As discussed above, $1,500,000 of this total was converted to Preferred Stock on approximately January 1, 2016.

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

Future minimum lease payments under the lease as of March 31, 2016 are as follows:

2017	26,215
2018	31,035
2019	36,742
2020	28,178
Total capital lease obligation	$122,170

The following is a summary of leased assets included in machinery and equipment as of December 31, :

	2016	2015
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(44,905)	(35,924)
Net leased assets	$134,715	$143,696

Note 8 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from a related entity Transfer Station, owned by the majority shareholder of the Company. This related entity uses the Company’s landfill (Sandland) as its primary source of disposal for trash, debris and waste and collected. Sandland also trucks the disposal costs from the Company’s site, either directly or through a third party and bills the Company accordingly for trucking services. Total revenue generated from the related entity during the three months ended March 31, 2016 and 2015 for disposal costs were $131,155 and $100,350 or 9% and 26% of total consolidated revenue, respectively. Total revenue generated from the related entity during the three months ended March 31, 2016 and 2015 for trucking services were $50,380 and $31,195, or 3% and 8% of consolidated revenue, respectively. Total revenue generated from the related entity during the three months ended March 31, 2016 and 2015was $181,535 and $131,545, or 12% and 34% of consolidated revenues, respectively. Total related party accounts receivable as of March 31, 2016 and 2015 related to these sales were approximately $111,000 and $91,000, respectively, or 19% and 16% of total net accounts receivable, respectively.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions (Continued)

Related Party Sales and Accounts Receivable (Continued)

On December 1, 2015, the Company acquired Gateway, a related entity that was previously owned 50% by the largest shareholder of the Company. See note 10, Acquisitions for details. Gateway disposes a large portion of their construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the three months ended March 31, 2016 and 2015, were $34,779 and $0, respectively. Total related party accounts payable of the consolidated entity as of March 31, 2016 and December 31, 2015, related to these expenses were approximately $21,000 and $17,000, respectively.

Related Party Shareholder Loan

The Company had a note due to the largest shareholder of the Company. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the Note was converted to 10% cumulative preferred stock and the Note was cancelled. The total converted debt was $2,000,000. The balance of the note as of March 31, 2016 and December 31, 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing short term payable, included with due to related party on our Consolidated Balance Sheet.

On October 15, 2015, the Company acquired a related entity that was 50% owned by the largest shareholder of the Company. As part of that acquisition, the Company acquired a shareholder note owed to the same majority shareholder of the Company. The balance of the note, including accrued interest on the acquisition date was $1,512,753. As discussed above, $1,500,000 of this total was converted to Preferred Stock on approximately January 1, 2016.

Expenses Paid on Behalf of the Company by a Related Party

Throughout the three months ended March 31, 2016 and 2015, Strategic Capital Markets (“Strategic”), a related party, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company as well as marketing the Company’s investment strategy. Total expenses incurred for these services for the three months ended March 31, 2016 were $112,154, including approximately $62,000 in professional fees and $50,000 for a non-refundable deposit on a landfill that was written off in February of 2016 due to the acquisition not closing. During the three months ended March 31, 2016, $592,829 of the amount due to related party at December 31, 2015 was settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion). The new expenditures incurred during the three months ended March 31, 2016 of $112,154, which are included in the due from related party account in our consolidated balance sheet, are expected to be settled at $1 per share in the second quarter of 2016.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions (Continued)

Related Party Acquisitions

On October 15, 2015 and December 1, 2015, the Company closed on the Acquisition of Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP, respectively. Each of these acquired entities were owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of each acquired entity.

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

Note 9 – Stockholders’ Equity

Shares issued to Strategic for Expenses, Deposits and Acquisitions paid for on Behalf of the Company

As discussed in Note 8 above, a related entity incurred costs and paid landfill acquisition deposits and paid the cash portion of an acquisition on behalf of the Company. Total restricted common shares issued during the three months ended March 31, 2016 for settlement of these costs totaled 592,829 (settled for $1 per share).

Shares Subscribed, Issued During The Three Months Ended March 31, 2016

As discussed in note 10, the Company acquired two related party entities and as part of the consideration, issued the Shareholder a total of 3,150,000 restricted common shares of the Company as part of the acquisition. As of December 31, 2015, the shares were not issued, and thus were included in common stock subscribed on our consolidated balance sheet. During the three months ended March 31, 2016, all 3,150,000 shares were issued and transferred from common stock subscribed to additional paid in capital.

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

On approximately January 1, 2016, the Company’s Board of Directors approved 10,000,000 shares of Series B, 10%, cumulative preferred stock and $2,000,000 of Shareholder debt was converted to this class of preferred stock. During the three months ended March 31, 2016, $50,000 of dividends was accrued, but not paid on this preferred stock.

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

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Waste Recovery Enterprises, LLC (Continued)

Operations subsequent to October 15, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $3,000,000 was allocated as follows:

Assets
Cash	$29,625
Accounts receivable	32,706
Other current assets	54,598
Due from related party	45,953
Total current assets	162,882
Property and Equipment
Transportation equipment	1,116,682
Machinery and Equipment	756,800
Buildings	493,225
Land	225,000
Containers	160,400
Leasehold improvements	17,154
Furniture and fixtures	2,069
Total property and equipment	2,771,330
Goodwill and intangible assets
Customer relationships	639,433
Licenses and permits	50,000
Goodwill	1,238,173
Total goodwill and intangible assets	1,927,607
Total assets	4,861,819
Liabilities
Accounts payable and accrued liabilities	(64,179)
Due to related entity	(30,000)
Total current liabilities	(94,179)
Related party debt	(1,512,754)
Long term debt	(254,886)
Total liabilities	1,861,819
Total consideration for acquisition	$3,000,000

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

See the table below summarizing the purchase price paid to the related party owner and the 2nd, non-related party entity.

Party	Cash	Cash Paid on Behalf of Company By Related Entity	Restricted Common Shares	Value Assigned to Shares ($1/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	$-	1,650,000	$1,650,000	$1,650,000
Non-related entity – 50% owner	-	$450,000	750,000	1,250,000	1,500,000
Total	$-	$450,000	2,400,000	$2,750,000	$3,150,000

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

Pursuant to the terms of the Agreement, the Company agreed to pay an initial non-refundable down payment of $25,000 on January 25, 2015 (the “Initial Payment Day”) and up to five additional non-refundable monthly payments of $25,000 due on the 15th day of each month (the “Extension Payment”), following the Initial Payment Day to extend the closing date for an additional thirty (30) days. Each extension payment was credited towards the total amount payable to Nova, with any remaining balance due no later than thirty (30) days after the fifth extension payment. The Agreement may be terminated at the election of either party in the event that the transaction does not close.

Nova agreed to certain non-compete provision for a period of five (5) years from the closing date. Nova also agreed to provide, at the closing date, certain completed permit applications.

The Transaction was not subject to any realty commission and did not close by the final due date. The Company had a third party making the deposit payments as discussed in Note 8 and Note 9, Related Party Transactions and Stockholders’ Equity, respectively. During the three months ended March 31, 2016, the third party had made 2 payments of $25,000, totaling $50,000 and the Company made one payment of $22,473. The Company has written off a total of $72,473 of these non-cash deposits and cash deposits during the three months ended March 31, 2016 due to the Company not closing on the landfill by February 26, 2016. The expense was included in other expenses as a one time write off.

Note 11 – Subsequent Events

Subsequent to March 31, 2016, the Company acquired Sivart Services, LLC for approximately $230,000. The Company will be integrated with our New York Subsidiary. The purchase price allocation was not complete as of the time of this filing and thus has not been included.

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

Results of Operations

Comparison for the three months ended March 31, 2016 and 2015

Sales for the three months ended March 31, 2016 and 2015 were $1,553,296 and $390,592, respectively, an increase of $1,162,704 or approximately 298% of consolidated revenue. This is due to the acquisitions of Waste Recovery Enterprises and Gateway Rolloff during the fourth quarter of 2015 and the execution of our business model, increasing our customer base and expanded sales to current customers.

Cost of revenues for the three months ended March 31, 2016 and 2015 were $917,034 and $197,907, respectively, an increase of $719,127 or approximately 363%. This is due to the acquisitions of Waste Recovery Enterprises and Gateway Rolloff during the fourth quarter of 2015.

General and administrative costs for the three months ended March 31, 2016 and 2015 respectively, were $592,248 and $120,755, respectively, an increase of $471,493 or approximately 390%. This is due to the acquisitions of Waste Recovery Enterprises and Gateway Rolloff during the fourth quarter of 2015.

Interest expense was $17,065 and $8,166 for the three months ended March 31, 2016 and 2015, respectively. The increase is attributable to the Company’s acquisition of Waste Recovery Enterprises, and the associated equipment financing and related equipment.

Net income (loss) for the three months ended March 31, 2016 and 2015 was $(41,206) and $38,374 respectively. The decrease of $75,580 is primarily attributable to the write of landfill acquisition deposits included in other income expense during the three months ended, totaling $72,473.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of March 31, 2016, we had cash and cash equivalents of $545,380 and working capital of $104,798 as compared to cash of $344,365 and negative working capital of $556,150 at December 31, 2015.

Cash Flows for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Cash flows from operating activities for the three months ended March 31, 2016 provided cash of $316,240 compared to $151,998 for the three months ended March 31, 2015, an increase of $164,242 or 108%. This increase was primarily due to increased sales, expenses incurred where stock was issued to settle the professional fee liability rather than cash, and the timing of payments on payables, accrued expenses and taxes. Our cash flows used in investing activities were $51,389 and $0 for the three months ended March 31, 2016 and 2015, respectively, an increase of $51,389. The increase is due to the purchase of equipment. Our cash flows used in financing activities were $63,836 and $9,273 for the three months ended March 31, 2016 and 2015, respectively, an increase of $54,563 or 588%. The increase is due to servicing the equipment financing debt in our fourth quarter acquisition of Waste Recovery Enterprises, LLC and the servicing of debt for a new grinder purchased in December of 2015.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Throughout the three months ended March 31, 2016 and 2015, Strategic Capital Markets (“Strategic”), a related party, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company as well as marketing the Company’s investment strategy. Total expenses incurred for these services for the three months ended March 31, 2016 were $112,154, including approximately $62,000 in professional fees and $50,000 for a non-refundable deposit on a landfill that was written off in February of 2016 due to the acquisition not closing. During the three months ended March 31, 2016, $592,829 of the amount due to related party at December 31, 2015 was settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion).

On December 1, 2015, the Company acquired Gateway Rolloff Services, LP (“Gateway”), an entity that was 50% owned by the Majority shareholder of the Company. As part of the consideration for the acquisition, the Company issued the Shareholder a total of 3,150,000 restricted common shares of the Company as part of the acquisitions. As of December 31, 2015, the shares were not issued, and thus were included in common stock subscribed on our consolidated balance sheet. During the three months ended March 31, 2016, all 3,150,000 shares were issued and transferred from common stock subscribed to additional paid in capital.

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

Date: May 16, 2016

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

/s/ Louis Paveglio
Name: Louis Paveglio
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

