Form 10-Q
period 2016-06-30
National Waste Management Holdings, Inc.
filed 2016-08-12
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The Company has 66,923,312 shares outstanding as of August 10, 2016.

TABLE OF CONTENTS

		Page
	PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	1-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27

	PART II — Other Information
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29

PART I – FINANCIAL INFORMATION

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	2
Unaudited Consolidated Statements of Operations for the Six Months and Three Months Ended June 30, 2016 and 2015	3
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	4
Unaudited Consolidated Notes to the Financial Statements	5-22

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$276,976	$344,365
Accounts receivable, net	656,444	570,347
Prepaids and other current assets	66,790	38,362
Due from related party	54,473	54,473

Total current assets	1,054,683	1,007,547

Property and equipment, net	4,930,029	5,041,280

Other assets:
Secured letter of credit	324,950	324,950
Intangible assets, net	1,354,721	1,413,353
Goodwill	2,215,236	2,179,183
Deferred tax asset	36,474	53,662
Other deposits	13,698	8,750

Total other assets	3,945,079	3,979,898

Total assets	$9,929,791	$10,028,725

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$284,411	$261,199
Current portion of long term debt	146,073	184,932
Current portion of capital lease obligations	28,125	25,131
Due to related party	126,913	742,441
Short term related party acquisition notes	25,000	350,000
Accrued preferred stock dividends	100,000	-

Total current liabilities	710,522	1,563,703

Long-term liabilities:
Capital lease obligations, net of current portion	83,656	102,929
Long term debt, net of current portion	349,430	419,073
Environmental remediation obligation	424,596	424,596
Loan from shareholder	-	2,017,301
Long term deferred tax liability	70,221	70,221

Total liabilities	$1,638,425	$4,597,823

Commitments and contingencies (see note 5)

Stockholders' equity (deficit):
Common stock, no par value; 250,000,000 shares authorized, 66,923,312 and 62,880,483 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	$-	$-
Series A Preferred stock, no par value; 10,000,000 shares authorized, 1 share and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Series B Preferred stock, no par value; 10,000,000 shares authorized, 2,000,000 shares and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,000,000	-
Additional paid-in capital	6,238,415	2,456,136
Common stock subscribed	375,304	3,150,000
Retained earnings (deficit)	(322,353)	(175,234)

Total stockholders' equity	8,291,366	5,430,902
Total liabilities and stockholders' equity	$9,929,791	$10,028,725

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$3,117,634	$870,126	$1,564,338	$479,534

Cost of revenues	1,897,375	445,539	980,341	247,632

Gross profit	1,220,259	424,587	583,997	231,902

Selling, general and administrative expenses	1,166,866	233,300	574,618	112,545

Income from operations	53,393	191,287	9,379	119,357

Other income (expenses):
Interest expense	(35,772)	(19,620)	(18,707)	(11,454)
Write off of landfill deposits	(72,473)	-	-	-
Write off of other deposits	(18,500)	-	(18,500)	-
Other expenses	-	(4,807)	-	-
Total other income (expenses)	(126,745)	(24,427)	(37,207)	(11,454)

Income (loss) before income taxes	(73,352)	166,860	(27,828)	107,903

Income tax expense (benefit)	(26,233)	63,744	(21,915)	43,161

Net income (loss)	$(47,119)	$103,116	$(5,913)	$64,742

Net income (loss) per common share:

Basic	$(0.001)	$0.002	$(0.000)	$0.001
Diluted	$(0.001)	$0.002	$(0.000)	$0.001

Weighted average number of shares outstanding:

Basic	66,178,188	60,054,444	66,668,596	60,100,000
Diluted	66,178,188	60,054,444	66,668,596	60,100,000

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$(47,119)	$103,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	524,170	80,279
Non-cash professional expenses	71,867	108,042
Bad debt expense	-	(81,761)
Non cash write off of acquisition deposits	50,000	-
(Increase) decrease in assets:
Accounts receivable, net	(86,097)	(2,247)
Other current assets	16,762	1,025
Deposits	(4,948)	8,662
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	5,909	115,845
Related party accrued interest	-	3,772
Deferred tax assets and liabilities, net	17,188	-
Net cash provided by operating activities	$547,732	$336,733

Cash flows from investing activities:
Acquisition of business	(230,000)	-
Purchases of property and equipment	(160,340)	(19,095)
Purchases of intangible assets	-	(24,272)
Net cash used in investing activities	$(390,340)	$(43,367)

Cash flows from financing activities:
Payments on long term debt	(108,502)	-
Payments on loan from shareholder	-	(51,790)
Payments on capital lease obligation	(16,279)	(10,166)
Payments on related party payables	(25,000)	-
Payments on short term acquisition note	(75,000)	-
Net cash provided by (used in) financing activities	$(224,781)	$(61,956)

Net increase (decrease) in cash	$(67,389)	$231,410
Cash, beginning of period	344,365	108,642
Cash, end of period	$276,976	$340,052

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$36,037	$15,903
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Issuances of shares subscribed	$3,150,000	$-
Short term acquisition note paid on behalf of Company by a related party	$250,000	$-
Settlement of amounts due to related party for common stock subscribed	$362,154	$-
Conversion of shareholder debt to 10% cumulative preferred stock	$2,000,000	$-
Conversion of shareholder debt to non-interest bearing accrued short term payable (remaining difference from Preferred Conversion of Shareholder Debt)	$17,301	$-
Preferred stock dividends accrued, not paid	$100,000	$-
Conversion of related party payable to restricted common stock	$592,829	$-
Issuance of shares for professional services, partially prepaid	$39,450	$2,600
Issuance of shares subscribed for professional services, partially prepaid	$13,150	$-
Issuances of shares subscribed for deposits on landfill	$-	$150,000
Issuances of shares subscribed for professional services	$-	$111,642

See the notes to the consolidated financial statements

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Business Organization

These financial statements represent the financial statements of National Waste Management Holdings, Inc. (“NWMH”) and its wholly owned operating subsidiaries, Sand/Land of Florida Enterprises, Inc. (“Sand/Land”), Waste Recovery Enterprises, LLC (“WRE”) and Gateway Rolloff Services, LP (“Gateway”). NWMH, Sand/Land, WRE and Gateway are collectively referred to herein as the “Company”. The Company changed its name from Kopjaggers, Inc. to National Waste Management Holdings, Inc. effective October 31, 2014.

On June 16, 2014, pursuant to a share exchange agreement, NWMH merged with Sand/Land, a Florida corporation formed as a S-Corporation under the laws of the State of Florida on August 15, 1986, in which the existing stockholders of Sand/Land exchanged all of their issued and outstanding shares of common stock for 9,490,000 shares of common stock of NWMH (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Sand/Land owned 47.45% of NWMH’s outstanding common stock.

As a result of the Reverse Merger, Sand/Land became a wholly owned subsidiary of NWMH. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Sand/Land as the acquirer and NWMH as the acquired party.

WRE and Gateway were related party acquisitions. They were acquired on October 15, 2015 and December 1, 2015, respectively. See Notes 9 and 10, “Related Party Transactions” and “Acquisitions”, respectively.

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

The Company, as a consolidated entity, is a full service solid waste management company headquartered near Tampa, Florida with operations in Florida and New York.

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. As of June 30, 2016 and December 31, 2015, the allowance for doubtful accounts was approximately $20,000 and $20,000, respectively. Consolidated bad debt expense recognized for the six months ended June 30, 2016 and 2015 was $3,613 and ($81,761), respectively. The reason for the negative bad debt expense balance at June 30, 2015 is due to the allowance being overstated at June 30, 2015 and requiring adjustment. Consolidated bad debt expense for the three months ended June 30, 2016 and 2015 was $3,281 and $762, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as other operating income or expenses.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Property, Plant and Equipment (Continued)

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Transportation equipment	5 years
Office and machinery equipment	5 years
Roll off containers	5-7 years
Buildings	39.5 years
Airspace	39.5 years

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2016, the Company has not experienced impairment losses on its long-lived assets or intangible assets.

Goodwill

Goodwill consists of the excess of cost over identifiable net tangible and intangible assets of company’s acquired. In accordance with the Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, the carrying amount of goodwill and intangible assets is to be reviewed at least annually for impairment, and losses in value, if any, will be charged to operations in the period of impairment. Goodwill was determined to not be impaired as of June 30, 2016. The test for impairment was done in accordance with guidance in Accounting Standards Update (ASU) 2011-8 for the year ended December 31, 2015. ASU 2011-8 permits an entity to evaluate qualitative factors to assess whether impairment is more likely than not to have occurred.

The Company acquired two related entities during 2015, assigning $1,238,173 and $941,010 of Goodwill to the purchase prices of WRE and Gateway, respectively. During the six months ended June 30, 2016, the Company acquired a company for $230,000, and assigned $36,053 to goodwill based on the acquisition purchase price allocation. Total Goodwill at June 30, 2016 and December 31, 2015 was $2,215,236 and $2,179,183, respectively. See Note 10, “Acquisitions” for the purchase price allocation of the business.

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

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. See note 10, “Acquisitions” for details related to the purchase price allocation of identified definite lived amortizable intangible assets, including customer lists, licenses, permits, non-compete agreements and trademarks. The Company has a customer list that was bought from a related party in 2011, a website built in 2015 and engineering costs as part of a 10 year permit renewal with the Department of Environmental Protection. The Company purchased two related entities during 2015 and one unrelated business in 2016, assigning a portion of the purchase price to intangible assets, primarily customer lists to the purchases accordingly. See note 4, “Intangible Assets” and Note 10, “Acquisitions”.

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated advertising expenses for the six months ended June 30, 2016 and 2015 were $6,405 and $2,674, respectively. The consolidated advertising expenses for the three months ended June 30, 2016 and 2015 were $3,605 and $2,302, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense. For the six and three months ended June 30, 2016 and 2015, we did not recognize any accrued interest or penalties.

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Income Taxes (Continued)

As of June 30, 2016, the following tax years are subject to examination:

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

Operating, General and Administrative Expenses

Business operating costs including expenses generated from administration and purchasing functions, are recorded in “Operating, general and administrative expenses” in the Consolidated Statements of Operations. Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, depreciation not related to equipment used in operations, amortization of intangible assets, leasehold amortization and costs for outside provided services.

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

Reclassifications

Certain reclassifications have been made in prior year balances to conform to the current year presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Machinery and equipment	3,265,812	3,209,228
Transportation equipment	2,179,722	2,119,472
Containers	1,080,335	942,400
Airspace	865,076	865,076
Buildings	503,195	493,225
Improvements	338,799	338,799
Land	225,000	225,000
Leased equipment	179,620	179,620
Landfill area	72,098	72,098
Office furniture and equipment	4,186	5,771
Total Property, plant and equipment	8,713,843	8,450,689
Less: accumulated depreciation	(3,783,814)	(3,409,409)
Property, plant and equipment, net	$4,930,029	$5,041,280

Depreciation expense for the six months ended June 30, 2016 and 2015 was $375,992 and $71,198, respectively. Depreciation expense for the three months ended June 30, 2016 and 2015 was $190,438 and $39,736, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015	Amortization Period
Customer list	1,493,419	$1,413,872	5 years
Website costs	7,954	7,954	3 years
Licenses and permits	66,318	66,318	10 years
Non-compete agreement	10,000	-	5 years
Less accumulated amortization	(222,970)	(74,791)
Intangible assets, net	$1,354,721	$1,413,353

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Amortizable Intangible Assets (Continued)

The estimated aggregate amortization expenses for the six months ended December 31, 2016 and for each of following four years ended December 31, are as follows:

Year Ending
2016 (six months)	154,150
2017	290,138
2018	288,812
2019	287,486
2020	287,486
Thereafter	46,649
Total	1,354,721

Amortization expense for the six months ended June 30, 2016 and 2015 was $148,179 and $9,081, respectively. Amortization expense for the three months ended June 30, 2016 and 2015 was $75,582 and $4,051, respectively.

Note 5 – Commitments and Contingencies

General

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome of certain of these litigation matters.

Landfill Related Environmental Remediation

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such, the Company has set up a reserve allowance of $424,596 against estimated future closing costs. As of December 31, 2013, the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at June 30, 2016 and December 31, 2015, respectively, in order to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

Concentrations of Revenues and Receivables

As discussed in note 8, “Related Party Transactions”, during the six months ended June 30, 2016 and 2015, approximately 15% and 26% of the Company’s revenues were generated from a related party. During the three months ended June 30, 2016 and 2015, approximately 19% and 26% of the Company’s revenues were generated from a related party. As of June 30, 2016 and December 31, 2015, 17% and 16% of total consolidated trade accounts receivables were due from a related party, respectively.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

Following is a breakdown of non-related party long term debt:

	2016	2015
Notes payable to various banks, to finance various equipment purchases, payable in monthly installments between $646 and $10,107, with interest rates ranging from 2.39% to 9.63%, maturing from June 30, 2016 through December 28, 2020	$495,503	$604,005
Less current portion of long-term debt:	(146,073)	(184,932)
Long-term debt, net of current portion	$349,430	$419,073

The aggregate annual maturities of non-related party long-term debt are as follows:

Period Ending June 30,
2017	$146,073
2018	132,555
2019	131,387
2020	71,235
2021	14,253
Total	$495,503

Related Party Shareholder Loan

The Company had a note due to the largest shareholder of the Company. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the Note was converted to 10% cumulative preferred stock and the Note was cancelled. The total converted debt was $2,000,000. The balance of the note as of June 30, 2016 and December 31, 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted was reclassified to a short term, unsecured, non-interest bearing related party payable, included with due to related party on our consolidated balance sheet.

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

Following is a breakdown of our capital lease obligation as of June 30 and December 31:

	2016	2015

Capital lease to purchase equipment	$111,781	$128,060
Less current portion of capital lease obligations:	(28,125)	(25,131)
Long-term capital lease obligations, net of current portion	$83,656	$102,929

Future minimum lease payments under the lease as of June 30, 2016 are as follows:

Twelve Months Ended, June 30th:
2017	28,125
2018	32,373
2019	38,326
2020	12,957
Total capital lease obligation	$111,781

The following is a summary of leased assets included in machinery and equipment as of June 30 and December 31:

	2016	2015
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(53,886)	(35,924)
Net leased assets	$125,734	$143,696

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from a related entity transfer station, owned by the majority shareholder of the Company. This related entity uses the Company’s landfill (Sand/Land) as its primary source of disposal for construction and demolition debris. Sand/Land also trucks the disposal costs from the Company’s site, either directly or through a third party and bills the Company accordingly for trucking services. Total revenue generated from the related entity during the six months ended June 30, 2016 and 2015 were $456,245 and $224,485 or 15% and 26% of total consolidated revenue, respectively. Total revenues generated from the related entity during the three months ended June 30, 2016 and 2015 for disposal costs were $283,710 and $124,135 or 19% and 26% of total consolidated revenue, respectively. Total related party accounts receivable as of June 30, 2016 and December 31, 2015 related to these sales were approximately $114,000 and $91,000, respectively, or 17% and 16% of total net accounts receivable, respectively.

Related Party Disposal Costs and Accounts Payable

On December 1, 2015, the Company acquired Gateway, a related entity that was previously owned 50% by the largest shareholder of the Company. See note 10, “Acquisitions” for details. Gateway disposes a large portion of their construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the six months ended June 30, 2016 and 2015, were $67,058 and $0, respectively. Total expenses incurred from the related entity during the three months ended June 30, 2016 and 2015, were $32,279 and $0, respectively. Total related party accounts payable of the consolidated entity as of June 30, 2016 and December 31, 2015, related to these expenses were approximately $21,000 and $17,000, respectively.

Related Party Shareholder Loan

The Company had a note due the largest shareholder of the Company. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the Note was converted to 10% cumulative preferred stock and the Note was cancelled. The total converted debt was $2,000,000. The balance of the note as of June 30, 2016 and December 31, 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing short term payable, included with due to related party on our consolidated balance sheet.

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

Related Party Consulting Agreement

The Chairman of the Board is a consultant for the Company, meets with each subsidiary general manager on a regular basis, consulting on matters such as acquisitions and integration, growth plan objectives, operating effectiveness, organization structure, equipment and financing requirements, among other matters. Total related party consulting expenses incurred and paid to the Chairman for the six months ended June 30, 2016 and 2015 were $65,000 and $0, respectively. Total related party consulting expenses incurred and paid to the Chairman for the three months ended June 30, 2016 and 2015 were $42,000 and $0, respectively.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions (Continued)

Expenses Paid on Behalf of the Company by a Related Party

Throughout the three months ended March 31, 2016 Strategic Capital Markets (“Strategic”), a related party, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company as well as marketing the Company’s investment strategy. Total expenses incurred for these services for the three months ended March 31, 2016 were $112,154, including approximately $62,000 in professional fees and $50,000 for a non-refundable deposit on a landfill that was written off in February of 2016 due to the acquisition not closing. During the three months ended March 31, 2016, $592,829 of the amount due to the related party at December 31, 2015 were settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion). The expenditures for professional fees and investment relations incurred during the three months ended March 31, 2016 of $112,154 were converted to the Company’s subscribed restricted common stock at $0.50 per share, or 224,308 subscribed shares as of June 30, 2016. The shares were not issued as of June 30, 2016 and thus are included on the Company’s consolidated balance sheet as shares subscribed. No expenses were paid on behalf of the Company by this related entity during the three months ended June 30, 2016 (period from April 1, 2016 through June 30, 2016).

Related Party Acquisitions

On October 15, 2015 and December 1, 2015, the Company closed on the Acquisition of WRE and Gateway, respectively. Each of these acquired entities was owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the each acquired entity.

WRE was acquired for a $250,000 owner financed note that was paid in January of 2016 by a related entity on behalf of the Company and 2,750,000 shares of the Company’s restricted common stock. Gateway was acquired for $450,000 in cash and a total of 2,400,000 shares of the Company’s restricted common stock. The majority shareholder of the Company received no cash or notes; he received 1,500,000 and 1,650,000 shares of the Company’s restricted common stock. The 3,150,000 shares of the Company’s restricted common stock were not issued as of December 31, 2015, and thus were presented on the balance sheet as common stock subscribed in the equity section of the balance sheet through December 31, 2015. The shares were issued during 2016 and have been reclassified to additional paid in capital, valued at $1 per share, equivalent with the settlement with Strategic as described above in the related party note section describing the expenses paid on behalf of the Company.

See note 10, “Acquisitions” for further information related to the acquisitions and the purchase price allocation.

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

Shares issued to consultant for professional fees:

The Company entered into an agreement with a consulting firm for investor relation services throughout a twelve-month period, from May 10, 2016 through May 9, 2017. Total shares granted for the services were 400,000. As of June 30, 2016, 300,000 shares had been issued and 100,000 shares will be issued on August 10, 2016. The remaining 100,000 shares are included in subscribed shares as of June 30, 2016 (see below, shares subscribed during the three months ended June 30, 2016). The granted shares were valued based on the value of the stock on the date of grant, May 10, 2016, of $0.13. The total value of the shares issued was approximately $53,000. As of June 30, 2016, approximately $8,000 was expensed and the remaining $45,000 was included in our consolidated prepaid expenses and will be amortized monthly over the term of the contract.

Shares Subscribed, Issued During the Three Months Ended March 31, 2016:

As discussed in note 10, the Company acquired two related party entities; as part of the Consideration for the purchase, the Company granted the Shareholder a total of 3,150,000 restricted common shares of the Company’s restricted common stock as part of the acquisition. As of December 31, 2015, the shares were not issued, and thus were included in common stock subscribed on our consolidated balance sheet. During the three months ended March 31, 2016, all 3,150,000 shares were issued and transferred from common stock subscribed to additional paid in capital.

Shares subscribed during the three months ended June 30, 2016:

During the three months ended June 30, 2016, the Company settled amounts due to a related entity for expenses paid on behalf of the Company by the related entity and for payment of the short term acquisition note paid on behalf of the Company by the related entity as part of the WRE acquisition, totaling $250,000. The $250,000 acquisition note with WRE was settled for $1 per share of the Company’s stock for a total of 250,000 subscribed shares of the Company’s restricted common stock. The Company settled $112,154 of expenses paid by the third party for expenses incurred by the Company during the period from January 1, 2016 through March 31, 2016, primarily for professional fees for $0.50 per share subscribed, or 224,308 subscribed shares of the Company’s restricted common stock. The Company also incurred professional fees with a vendor that were settled for 100,000 shares of the Company’s common stock, valued at $13,150 by the share price on the date of Grant, May 11, 2016, multiplied by the shares granted (see above, Shares issued to consultant for professional fees).

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficit (Continued)

Preferred Stock

During May 2015, the Company amended the Articles of Incorporation to authorize 10,000,000 shares of the Company’s Series A preferred stock, no par value per share. On June 17, 2015, the Company issued one share of Series A Preferred Stock, no par value, to the Company’s Chairman of the Board (the “Chairman”). As a holder of the outstanding share of Series A Preferred Stock, the Chairman is entitled to voting power equivalent to the number of votes equal to the total number of the Company’s common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

On approximately January 1, 2016, the Company’s Board of Directors approved 10,000,000 shares of 10%, cumulative preferred stock and $2,000,000 of Shareholder debt was converted to this class of preferred stock. During the six and three months ended June 30, 2016, $100,000 and $50,000 of dividends was accrued, but not paid on this preferred stock. They are included in our consolidated accrued liabilities as of June 30, 2016. Total accrued preferred stock dividends as of June 30, 2016 and December 31, 2015 were $100,000 and $0, respectively.

Note 10 – Acquisitions

Related Party Acquisitions

Waste Recovery Enterprises, LLC

On October 15, 2015, the Company acquired WRE, an entity that was 50% owned by the Majority shareholder of the Company. WRE offers residential trash pickup, commercial and residential dumpster service and roll-off boxes for construction and clean up projects. The Company has a transfer station that accepts construction and demolition debris, household trash, furniture and appliances. The Company also offers wood grinding, demolition, mulch and gravel services. The Company’s primary operations are based near Binghamton, New York.

See the table below summarizing the purchase price paid to the related party owner and the 2nd, non-related party entity:

Party	Cash	Owner Financed Short Term Note	Restricted Common Shares	Value Assigned to Shares ($1/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	$-	1,500,000	$1,500,000	$1,500,000
Non-related entity - 50% owner	-	250,000	1,250,000	1,250,000	1,500,000
Total	$-	$250,000	2,750,000	$2,750,000	$3,000,000

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Gateway Rolloff Services, LP

On December 1, 2015, the Company acquired Gateway, an entity that was 50% owned by the Majority shareholder of the Company. Gateway offers commercial and residential dumpster service and roll-off boxes for construction and clean up projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. The Company’s primary operations are based near Tampa, FL.

See the table below summarizing the purchase price paid to the related party owner and the 2nd, non-related party entity.

Party	Cash	Cash Paid on Behalf of Company By Related Entity	Restricted Common Shares	Owner financed short term note	Value Assigned to Shares ($1/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	$-	1,650,000	$-	$1,650,000	$1,650,000
Non-related entity - 50% owner	-	$450,000	750,000	100,000	750,000	$1,300.000
Total	$-	$450,000	2,400,000	$100,000	$2,400,000	$2,950,000

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Gateway Rolloff Services, LP (Continued)

Operations subsequent to November 30, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $2,950,000 was allocated as follows:

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Acquisition of Business – Unrelated Entity

On May 11, 2016, the Company purchased a business in Upstate New York, incorporating it into WRE’s operations. The business was purchased for $230,000.

Operations subsequent to May 11, 2016 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $230,000 was allocated as follows:

Assets
Property and Equipment	$104,400
Goodwill and intangible assets
Customer list	79,547
5 year, 100 mile non-compete agreement	10,000
Goodwill	36,053
Total goodwill and intangible assets	125,600
Total purchase price	$230,000

Landfill Acquisition – Unrelated Entity

On January 25, 2015, Sand/Land of Florida Enterprises, Inc., a Florida corporation and a wholly-owned subsidiary of NWMH, entered into a commercial property purchase agreement (the “Agreement”) with Nova Resources, LLC, a Florida limited liability company, to acquire a certain commercial and industrial construction and demolition landfill in the County of Citrus, Homosassa, Florida for $2,500,000, on an “as is” basis.

The Contract required monthly non-refundable payments towards the purchase price, with a final closing to be no later than February 26, 2016. The Company had a third party making the deposit payments as discussed in Note 8 and Note 9, “Related Party Transactions” and “Stockholders’ Deficit”, respectively. During the six months ended June 30, 2016, the third party had made 2 payments of $25,000, totaling $50,000 and the Company made one payment of $22,473. The Company has written off a total of $72,473 of these non-cash deposits and cash deposits during the six months ended June 30, 2016 due to the Company not closing on the landfill by February 26, 2016. The expense was included in other expenses as a onetime write off. There were no charges to expenses nor were any further deposits made after February 2016, thus there was no additional activity during the three months ended June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

These risks, as well as others, are discussed in greater detail in t our other filings with the Securities and Exchange Commission, including our last Annual Report on Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

GENERAL

Overview

We are a vertically integrated waste management company offering landfill, transfer station, garbage collection and container services for both commercial entities and residential customers in Central Florida and Upstate New York. We service the counties of Citrus, Hernando, and Marion in Florida and Upstate New York. We average annual disposals of approximately 200,000 cubic yards of construction debris and manage our 54 acre landfill facility. We started operations with one roll-off truck and now operate thirteen rolloff trucks and approximately 800 containers (after the WRE and Gateway Acquisitions). We have maintained a contract with Citrus County Solid Waste Management landfill to back-up their roll-off trucks since 2000. On October 15, 2015 and December 1, 2015, we acquired WRE and Gateway, respectively, as described above (Item 1, Business) and in Note 10 to the financial statements, “Acquisitions”. These acquisitions added a large roll-off business for construction and demotion (“C&D”) to operations as well as full service waste company in Upstate NY, offering residential and commercial trash collection, a transfer station and C&D services.

Trends and Uncertainties

●	Whether there will be a decline in the construction and building industries;

●	Whether scrap and recycling prices will decline;

●	Whether the price of fuel will increase to the level that it will have a material negative impact on our results of operations; and

●	Whether our clients and/or future prospective clients internally develop a means by which to dispose of their waste, which would negatively impact our results of operations.

Results of Operations

Comparison for the six months ended June 30, 2016 and 2015

Sales for the six months ended June 30, 2016 and 2015 were $3,117,634 and $870,126, respectively, an increase of $2,247,508 or approximately 258% of consolidated revenue. The $2,247,508 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015 and the execution of our business model, increasing our customer base and expanded sales to current customers.

Cost of revenues for the six months ended June 30, 2016 and 2015 were $1,897,375 and $445,539, respectively, an increase of $1,451,836 or approximately 326%. This $1,451,836 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015.

General and administrative costs for the six months ended June 30, 2016 and 2015 were $1,166,866 and $233,300, respectively, reflecting an increase of $933,566 or approximately 400%. This is due to the WRE and Gateway acquisitions during the fourth quarter of 2015.

Interest expense was $35,772 and $19,620 for the six months ended June 30, 2016 and 2015, respectively. The increase is attributable to our acquisition of WRE, and the associated equipment financing and related equipment acquired as well as an equipment financing during December 2015, which increased our long term-debt.

Other income and (expenses), net, were $(126,745) and $(24,427) for the six months ended June 30, 2016 and 2015, respectively, an increase in the net expense of $102,318 or 419%. This increase is due to the increase in interest expense discussed above, and one time write off of deposits of $90,973.

Net income (loss) for the six months ended June 30, 2016 and 2015 was $(47,119) and $103,116, respectively. The decrease of $150,235 was highly attributable to the non-cash depreciation and amortization charges to earnings of $524,170 during the six months ended June 30, 2016 as compared to depreciation and amortization charges of $80,279 to earnings during the six months ended June 30, 2015. The large increase in depreciation and amortization was due to the acquisitions and purchase price allocations of Gateway and WRE during 2015, which increased quarterly depreciation and amortization significantly. When adding back this large charge, both periods show positive cash flows. We also incurred one time charges for losses on deposits, including $50,000 of non-cash deposits paid for on our behalf by a related entity and later settled for 2 shares per one dollar of expenses incurred with that related party.

Comparison for the three months ended June 30, 2016 and 2015

Sales for the three months ended June 30, 2016 and 2015 were $1,564,338 and $479,534, respectively, an increase of $1,084,804 or approximately 226% of consolidated revenue. This $1,084,804 increase is due to the WRE and Gateway acquisitions during the fourth quarter of 2015 and the execution of our business model, increasing our customer base and expanded sales to current customers.

Cost of revenues for the three months ended June 30, 2016 and 2015 were $980,341 and $247,632 respectively, an increase of $732,709 or approximately 296%. This $732,709 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015.

General and administrative costs for the three months ended June 30, 2016 and 2015 were $574,618 and $112,545, respectively, an increase of $462,073 or approximately 411%. This $462,073 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015.

Interest expense was $18,707 and $11,454 for the three months ended June 30, 2016 and 2015, respectively. The increase is attributable to our acquisition of WRE and the associated equipment financing and related equipment.

Other income and (expenses), net were $(37,207) and $(11,454) for the three months ended June 30, 2016 and 2015, respectively, an increase in the net expense of $25,753. The increase is due to the increase in interest expense discussed above, and a one-time charge for a write off on a deposit of $18,500.

Net income (loss) for the three months ended June 30, 2016 and 2015 was $(5,913) and $64,742 respectively. The $70,655 decrease is primarily attributable to the increased charges to depreciation and amortization expense after the acquisitions of WRE and Gateway. See note above discussing change in net income for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of June 30, 2016, we had cash and cash equivalents of $276,976 and working capital of $344,161 as compared to cash of $344,365 and negative working capital of $556,150 at December 31, 2015. The primary reason for the negative working capital at December 31, 2015 as compared to positive working capital at June 30, 2016 was due to the conversion of a large portion of related party payables to restricted common stock, mostly at $1 per share, though approximately $112,000 of expenses paid for on behalf of the Company by a related entity were converted at $0.50 per share. A portion of the settled shares were not issued as of June 30, 2016 and are included with common stock subscribed at June 30, 2016.

Cash Flows for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Cash flows from operating activities for the six months ended June 30, 2016 provided cash of $547,732 compared to $336,733 for the six months ended June 30, 2015, an increase of $210,999 or 63%. This $210,999 increase was primarily due to increased sales due to the WRE and Gateway acquisitions during the fourth quarter of 2015, execution of our business plan and increased customers, expenses incurred where stock was issued to settle professional fee liabilities rather than cash, and the timing of payments on payables, accrued expenses and taxes. Our cash flows used in investing activities were $390,340 and $43,367 for the six months ended June 30, 2016 and 2015, respectively, an increase of $346,973 or 800%, primarily due to the acquisition of a business for $230,000 during the three months ended June 30, 2016. Our cash flows used in financing activities were $224,781 and $61,956 for the six months ended June 30, 2016 and 2015, respectively, an increase of $162,825 or 263%. The $162,825 increase is due to servicing the equipment financing debt in our fourth quarter acquisition of WRE and the servicing of debt for a new grinder purchased in December of 2015, as well as the payment of $75,000 on the short-term acquisition note with Gateway as part of the acquisition of that company.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 1A - Risk Factors

As a smaller reporting company, we are not required to provide risk factors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

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

Date: August 12, 2016

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

/s/ Louis Paveglio
Name: Louis Paveglio
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

