Form 10-Q
period 2016-09-30
National Waste Management Holdings, Inc.
filed 2016-11-14
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The Company has 67,644,049 shares outstanding as of November 14, 2016.

TABLE OF CONTENTS

		Page
	PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	1-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27

	PART II — Other Information
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29

PART I – FINANCIAL INFORMATION

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	2

Unaudited Consolidated Statements of Operations for the Nine Months and Three Months Ended September 30, 2016 and 2015	3

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	4

Unaudited Consolidated Notes to the Financial Statements	5-22

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	2016	2015
Assets

Current assets:
Cash and cash equivalents	$451,752	$344,365
Accounts receivable, net	647,710	570,347
Prepaids and other current assets	88,783	38,362
Due from related party	54,473	54,473

Total current assets	1,242,718	1,007,547

Property and equipment, net	4,794,190	5,041,280

Other assets:
Goodwill	2,215,236	2,179,183
Intangible assets, net	1,275,813	1,413,353
Secured letter of credit	324,950	324,950
Deferred tax asset	7,082	53,662
Other deposits	13,698	8,750

Total other assets	3,836,779	3,979,898

Total assets	$9,873,687	$10,028,725
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$514,152	$261,199
Current portion of long term debt	140,061	184,932
Current portion of capital lease obligations	28,523	25,131
Due to related party	128,996	742,441
Short term related party acquisition notes	-	350,000
Accrued preferred stock dividends	150,000	-

Total current liabilities	961,732	1,563,703

Long-term liabilities:
Long term debt, net of current portion	313,274	419,073
Capital lease obligations, net of current portion	81,091	102,929
Environmental remediation obligation	424,596	424,596
Loan from shareholder	-	2,017,301
Long term deferred tax liability	70,221	70,221

Total liabilities	$1,850,914	$4,597,823

Commitments and contingencies (see note 5)

Stockholders' equity (deficit):
Common stock, no par value; 250,000,000 shares authorized, 67,631,549 and 62,880,483 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$-	$-
Series A Preferred stock, no par value; 10,000,000 shares authorized, 1 share and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Series B Preferred stock, no par value; 10,000,000 shares authorized, 10,000 shares and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2,000,000	-
Additional paid-in capital	6,630,964	2,456,136
Common stock subscribed	(24,909)	3,150,000
Retained earnings (deficit)	(583,282)	(175,234)

Total stockholders' equity	8,022,773	5,430,902

Total liabilities and stockholders' equity	$9,873,687	$10,028,725

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Revenues	$4,889,453	$1,349,824	$1,771,819	$479,698

Cost of revenues	2,509,432	661,622	612,057	216,083

Gross profit	2,380,021	688,202	1,159,762	263,615

Selling, general and administrative expenses	2,288,794	380,775	1,121,928	147,475

Income from operations	91,227	307,427	37,834	116,140

Other income (expenses):
Interest expense	(50,239)	(23,705)	(14,467)	(4,085)
Write off of landfill deposits	(72,473)	-	-	-
Write off of other deposits	(18,500)	-	-	-
Gain (loss) on disposition of assets	(12,345)	-	(12,345)	-
Other expenses	-	(4,807)	-	-
Total other income (expenses)	(153,557)	(28,512)	(26,812)	(4,085)

Income (loss) before income taxes	(62,330)	278,915	11,022	112,055

Income tax expense (benefit)	195,719	94,045	221,952	30,301

Net income (loss)	$(258,049)	$184,870	$(210,930)	$81,754

Net income (loss) per common share:
Basic	$(0.004)	$0.003	$(0.003)	$0.001
Diluted	$(0.004)	$0.003	$(0.003)	$0.001

Weighted average number of shares outstanding:
Basic	66,541,662	60,126,602	67,244,947	60,269,156
Diluted	66,541,662	60,126,602	67,244,947	60,269,156

See the notes to the consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$(258,049)	$184,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	793,394	122,064
Non-cash professional expenses	99,624	146,682
Non cash write off of acquisition deposits	50,000	-
Loss (gain) on disposition of assets	12,345	-
Non-cash salaries and wages	11,850	-
Bad debt expense	-	(81,761)
Non-cash interest expense	-	5,533
(Increase) decrease in assets:
Accounts receivable, net	(77,363)	(29,786)
Other current assets	(50,421)	(6,325)
Deposits	(4,948)	8,662
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	237,653	46,125
Related party accrued interest	-	94,045
Deferred tax assets and liabilities, net	46,580	-
Net cash provided by operating activities	$860,665	$490,109

Cash flows from investing activities:
Acquisition of business	(230,000)	-
Purchases of property and equipment	(252,162)	(35,594)
Cash proceeds from sale of assets	23,000	-
Purchases of intangible assets	-	(24,272)
Net cash used in investing activities	$(459,162)	$(59,866)

Cash flows from financing activities:
Payments on long term debt	(150,670)	-
Payments on short term acquisition note	(100,000)	-
Payments on related party payables	(25,000)	-
Payments on capital lease obligation	(18,446)	(15,581)
Payments on loan from shareholder	-	(51,790)
Net cash provided by (used in) financing activities	$(294,116)	$(67,371)

Net increase (decrease) in cash	$107,387	$362,872
Cash, beginning of period	344,365	108,642
Cash, end of period	$451,752	$471,514

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$50,239	$19,988
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Issuances of shares subscribed	$3,150,000	$-
Short term acquisition note paid on behalf of Company by a related party	$250,000	$-
Settlement of amounts due to related party for restricted common stock	$704,983	$-
Conversion of shareholder debt to 10% cumulative preferred stock	$2,000,000	$-
Conversion of shareholder debt to non-interest bearing accrued short term payable (remaining difference from Prefeerred Conversion of Shareholder Debt)	$17,301	$-
Preferred stock dividends accrued, not paid	$150,000	$-
Issuance of shares for professional services	$-	$6,200
Issuances of shares subscribed for deposit on landfill	$-	$225,000
Issuances of shares subscribed for professional services	$-	$146,682

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

WRE and Gateway were related party acquisitions. They were acquired on October 15, 2015 and December 1, 2015, respectively. See Notes 8 and 10, “Related Party Transactions” and “Acquisitions”, respectively.

Sand/Land is a solid waste management company headquartered in Central Florida, currently operating a licensed Construction & Demolition landfill. The Company’s primary operations are based near Tampa, Florida.

WRE is a waste management company that offers trash collection services, roll-off services and a full-service transfer station. The Company also offers wood grinding, demolition, mulch and gravel services. The Company’s primary operations are based near Binghamton, New York. The Company was founded in 1998 and principally serves the northeastern U.S. industrial and residential markets.

Gateway offers commercial and residential dumpster service and roll-off boxes for construction and cleanup projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. The Company’s primary operations are based near Tampa, Florida.

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

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities and associated market interest rates.

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The carrying amounts of current assets and current liabilities approximate fair value due to the short maturity of these items. The carrying amounts of long-term debt, capital leases and preferred stock approximate fair value due to the interest rates and dividend yields associated with such instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Revenue and Cost Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the sales price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) goods have been shipped and/or services rendered.

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was approximately $20,000 and $20,000, respectively. Consolidated bad debt expense recognized for the nine months ended September 30, 2016 and 2015 was $4,021 and ($81,761), respectively. The negative bad debt expense balance at September 30, 2015 was due to the allowance being overstated at September 30, 2015 and requiring adjustment. Consolidated bad debt expense for the three months ended September 30, 2016 and 2015 was $408 and $762, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as other income or expenses.

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Transportation equipment	5 years
Office and machinery equipment	5-7 years
Roll off containers	5-7 years
Improvements	5-7 years
Buildings	39.5 years
Landfill Airspace	39.5 years

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Property, Plant and Equipment (Continued)

The Company reviews property, plant, equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2016, the Company has not experienced impairment losses on its long-lived assets or intangible assets.

Goodwill

Goodwill consists of the excess of cost over identifiable net tangible and intangible assets of companies acquired. In accordance with the Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” the carrying amount of goodwill and intangible assets is to be reviewed at least annually for impairment, and losses in value, if any, will be charged to operations in the period of impairment. Goodwill was determined to not be impaired as of September 30, 2016. The test for impairment was done in accordance with guidance in Accounting Standards Update (ASU) 2011-8 for the year ended December 31, 2015. ASU 2011-8 permits an entity to evaluate qualitative factors to assess whether impairment is more likely than not to have occurred.

The Company acquired two related entities during 2015, WRE and Gateway, assigning $1,238,173 and $941,010 of Goodwill to the purchase prices of those entities, respectively. During the nine months ended September 30, 2016, the Company acquired a company for $230,000 and assigned $36,053 to goodwill based on the acquisition purchase price allocation. Total Goodwill at September 30, 2016 and December 31, 2015 was $2,215,236 and $2,179,183, respectively. See Note 10, “Acquisitions” for the purchase price allocation of the business.

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Intangible Assets (Continued)

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. See note 10, “Acquisitions” for details related to the purchase price allocation of identified definite lived amortizable intangible assets, including customer lists, licenses, permits, non-compete agreements and trademarks. The Company has a customer list that was bought from a related party in 2011, a website built in 2015 and engineering costs as part of a 10-year permit renewal with the Department of Environmental Protection. The Company purchased two related entities during 2015 and one unrelated business in 2016, assigning a portion of the purchase price to amortizable intangible assets, primarily customer lists to the purchases accordingly. See note 4, “Intangible Assets” and Note 10, “Acquisitions.”

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated advertising expenses for the nine months ended September 30, 2016 and 2015 were $6,405 and $2,674, respectively. The consolidated advertising expenses for the three months ended September 30, 2016 and 2015 were $3,605 and $2,302, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense. For the nine and three months ended September 30, 2016 and 2015, we did not recognize any accrued interest or penalties.

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any tax positions that require disclosure.

As of September 30, 2016, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns
Federal	December 31, 2013 – 2015

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Machinery and equipment	2,483,381	2,467,328
Transportation equipment	2,297,580	2,238,398
Containers	1,783,254	1,552,974
Airspace	865,076	865,076
Buildings	515,595	505,625
Improvements	338,799	338,799
Land	225,000	225,000
Leased equipment	179,620	179,620
Landfill area	72,098	72,098
Office furniture and equipment	4,186	5,771
Total Property, plant and equipment	8,764,589	8,450,689
Less: accumulated depreciation	(3,970,399)	(3,409,409)
Property, plant and equipment, net	$4,794,190	$5,041,280

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $375,992 and $71,198, respectively. Depreciation expense for the three months ended September 30, 2016 and 2015 was $190,438 and $39,736, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following at September 30, 2016 and December 31, 2015:

			Amortization
	2016	2015	Period
Customer list	$1,493,419	$1,413,872	5 years
Website costs	5,954	7,954	3 years
Licenses and permits	66,318	66,318	10 years
Non-compete agreement	10,000	-	5 years
Less accumulated amortization	(299,878)	(74,791)
Intangible assets, net	$1,275,813	$1,413,353

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Amortizable Intangible Assets (Continued)

The estimated aggregate amortization expenses for the three remaining months ended December 31, 2016 and for each of following four years and thereafter ended December 31, are as follows:

Period Ended September 30, 2016
2016 (remaining)	78,036
2017	289,471
2018	288,479
2019	287,486
2020	287,486
Thereafter	44,855
Total	1,275,813

Amortization expense for the nine months ended September 30, 2016 and 2015 was $225,087 and $14,692, respectively. Amortization expense for the three months ended September 30, 2016 and 2015 was $76,908 and $5,611, respectively.

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

Landfill Related Environmental Remediation

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such, the company has set up a reserve allowance of $424,596 against estimated future closing costs. As of December 31, 2013, the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at September 30, 2016 and December 31, 2015, respectively, to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

Concentrations of Revenues and Receivables

As discussed in note 8, “Related Party Transactions,” during the nine months ended September 30, 2016 and 2015, approximately 11% and 34% of the Company’s revenues were generated from a related party, respectively. During the three months ended September 30, 2016 and 2015, approximately 10% and 37% of the Company’s revenues were generated from a related party, respectively. As of September 30, 2016 and December 31, 2015, 16% and 16% of consolidated accounts receivable were due from a related party, respectively.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

Detail of non-related party long term debt:

	2016	2015
Notes payable to various banks, to finance various equipment purchases, payable in monthly installments of between $646 and $10,107, with interest rates ranging from 2.39% to 9.63%, maturing from September 30, 2016 through December 28,2020	$453,335	$604,005
Less current maturities of long-term debt	(140,061)	(184,932)
Long-term debt, net of current portion	$313,274	$419,073

The aggregate annual maturities of non-related party long-term debt are as follows:

Period Ended September 30:
2016 (Remaining)	$36,060
2017	140,035
2018	126,212
2019	127,907
2020	23,121
Total	$435,335

Related Party Shareholder Loan

The Company had a note due to the largest shareholder of the Company as of December 31, 2015. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the Note was converted to 10% cumulative preferred stock and the Note was cancelled. The total converted debt was $2,000,000. The balance of the note as of September 30, 2016 and December 31, 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing related party payable, included with due to related party on our consolidated balance sheet. Total related party preferred stock was $2,000,000 and $0 as of September 30, 2016 and December 31, 2015, respectively. Total related party accrued dividends at September 30, 2016 and December 31, 2015 were $150,000 and $0, respectively.

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

Following is a breakdown of our capital lease obligation as of September 30 and December 31:

	2016	2015
Capital lease to purchase equipment	$109,614	$128,060
Less current portion of capital lease obligations:	(28,523)	(25,131)
Long-term capital lease obligations, net of current portion	$81,091	$102,929

Future minimum lease payments under the lease as of September 30, 2016 are as follows:

Period Ending September 30:
2016 (Remaining)	6,685
2017	29,753
2018	35,224
2019	37,952
Total capital lease obligation	$109,614

The following is a summary of leased assets included in machinery and equipment as of September 30 and December 31:

	2016	2015
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(62,867)	(35,924)
Net leased assets	$116,753	$143,696

Note 8 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a significant portion of their revenue from a related entity transfer station, owned by the majority shareholder of the Company. This related entity uses the Company’s landfill (Sand/Land) as its primary source of disposal for construction and demolition debris. Sand/Land also trucks the disposal costs from the Company’s site, either directly or through a third party and bills the Company accordingly for trucking services. Total revenue generated from the related entity during the nine months ended September 30, 2016 and 2015 were $551,845 and $456,019 or 11% and 34% of total consolidated revenue, respectively. Total revenues generated from the related entity during the three months ended September 30, 2016 and 2015 were $179,955 and $177,570 or 10% and 37% of total consolidated revenue, respectively. Total related party accounts receivable as of September 30, 2016 and December 31, 2015 related to these sales were approximately $104,000 and $111,425, respectively, or 16% and 16% of total net accounts receivable, respectively.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions (Continued)

Related Party Disposal Costs and Accounts Payable

On December 1, 2015, the Company acquired Gateway, a related entity that was previously owned 50% by the largest shareholder of the Company. See note 10, “Acquisitions” for details. Gateway disposes a large portion of their construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the nine months ended September 30, 2016 and 2015, were $98,957 and $0, respectively. Total expenses incurred from the related entity during the three months ended September 30, 2016 and 2015, were $24,044 and $0, respectively. Total related party accounts payable of the consolidated entity as of September 30, 2016 and December 31, 2015, related to these expenses were approximately $17,000 and $17,000, respectively.

Related Party Shareholder Loan

The Company had a note due the largest shareholder of the Company. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the Note was converted to 10% cumulative preferred stock and the note was cancelled. The total converted debt was $2,000,000. The balance of the note as of September 30, 2016 and December 31, 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing short term payable, included with due to related party on our consolidated balance sheet. Total related party preferred stock was $2,000,000 and $0 as of September 30, 2016 and December 31, 2015, respectively. Total related party accrued dividends at September 30, 2016 and December 31, 2015 were $150,000 and $0, respectively.

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

Related Party Acquisitions

On October 15, 2015 and December 1, 2015, the Company closed on the Acquisition of WRE and Gateway, respectively. Each of these acquired entities was owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the acquired entity.

WRE was acquired for a $250,000 owner financed note that was paid in January of 2016 by a related entity on behalf of the Company and 2,750,000 shares of the Company’s restricted common stock. Gateway was acquired for $450,000 in cash and a total of 2,400,000 shares of the Company’s restricted common stock. The majority shareholder of the Company received only common stock consideration consisting of 1,500,000 and 1,650,000 shares of the Company’s restricted common stock, for a total of 3,150,000 restricted common shares of the Company. The 3,150,000 shares of the Company’s restricted common stock were not issued as of December 31, 2015, and thus were presented on the balance sheet as common stock subscribed in the equity section of the balance sheet through December 31, 2015. The shares were issued during 2016 and have been reclassified to additional paid in capital, valued at $1 per share, equivalent with the settlement with Strategic Capital Market (“Strategic”), the financier of the cash portion of the acquisitions as described below in the stockholders’ deficit footnote (Note 9).

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions (Continued)

Related Party Acquisitions (Continued)

See note 10, “Acquisitions” for further information related to the acquisitions and the purchase price allocation for each acquired entity.

Related Party Consulting Agreement

The Chairman of the Board is a consultant for the Company and meets with each subsidiary general manager on a regular basis, consulting on matters such as acquisitions and integration, growth plan objectives, operating effectiveness, organization structure, equipment and financing requirements, among other matters. Total related party consulting expenses incurred and paid to the Chairman for the nine months ended September 30, 2016 and 2015 were $104,000 and $0, respectively. Total related party consulting expenses incurred and paid to the Chairman for the three months ended September 30, 2016 and 2015 were $39,000 and $0, respectively.

Note 9 – Stockholders’ Deficit

Shares issued to Strategic Capital Markets for Expenses, Deposits and Acquisitions paid for on Behalf of the Company

During the nine months ended September 30, 2016 and the year ended December 31, 2015, Strategic , a previous financier of the Company, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company. Total expenses incurred for these services for the nine months ended September 30, 2016 were $112,154, including approximately $62,000 in professional fees and $50,000 for a non-refundable deposit on a landfill that was written off in February of 2016 due to the acquisition not closing. The $112,154 incurred by Strategic during the nine months ended September 30, 2016 were converted to the Company’s restricted common stock at $0.50 per share, or 224,308 restricted common shares as of September 30, 2016. No expenses were paid on behalf of the Company by this related entity between April 1, 2016 and September 30, 2016.

Total expenses incurred for these services during the nine months ended September 30, 2015 were $360,778, including approximately $135,778 in professional fees and $225,000 for a non-refundable deposit on a landfill that was written off in February of 2016 due to the acquisition not closing. Strategic also incurred costs to build the Company’s investor relations website of $7,594, $2,000 of which was discounted in the final billing in 2016, reducing the website cost to $5,595.

At December 31, 2015, the Company had an amount payable due to Strategic of $592,829, which was settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion) during 2016.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficit (Continued)

Shares granted to independent board of director member for services:

During the nine months ended September 30, 2016, the Company granted two-independent members of the board of directors a total of 46,429 shares of the Company’s restricted common stock valued at $6,786 based on the trailing 10 day moving average of the Company’s share price at the end of each quarter where shares were earned by the Board Members. As of September 30, 2016, a total of 12,500 restricted common shares valued at $1,392 had not been issued and are included in common stock subscribed (receivable) in the equity section of the Company’s consolidated balance sheet. These shares were issued during October 2016. The Company will grant each independent director 12,500 shares of the Company’s common stock quarterly valued based on the 10-day moving average of the stock price at the end of the related quarter.

Shares issued to consultant for professional fees:

The Company entered into an agreement with a consulting firm for investor relation services throughout a 12-month period, from May 10, 2016 through May 9, 2017. A total of 400,000 restricted common shares were granted and distributed to that firm during the nine months ended September 30, 2016. The granted shares were valued based on the value of the stock on the date of grant, May 10, 2016, of $0.13. The total value of the shares issued was approximately $53,000, amortized monthly over the term of the contract. The Company subsequently cancelled this contract and settled with the vendor to return 200,000 shares of the restricted common stock issued. Total expenses incurred for this contract were $26,300 and restricted common stock valued at approximately $26,300 is expected to be returned to the Company during the fourth quarter of 2016.

Shares Subscribed, Issued During the Three Months Ended March 31, 2016:

As discussed in note 10, the Company acquired two related party entities; as part of the Consideration for the purchase, the Company granted the Shareholder a total of 3,150,000 restricted common shares of the Company’s restricted common stock as part of the acquisition. As of December 31, 2015, the shares were not issued, and thus were included in common stock subscribed on our consolidated balance sheet. During the three months ended March 31, 2016 all 3,150,000 shares were issued and transferred from common stock subscribed to additional paid in capital.

Shares subscribed during the three months ended June 30, 2016:

During the three months ended September 30, 2016, the Company settled amounts due to a related entity for expenses paid on behalf of the Company by the related entity and for payment of the short-term acquisition note paid on behalf of the Company by the related entity as part of the WRE acquisition, totaling $250,000. The $250,000 acquisition note with WRE was settled for $1 per share of the Company’s stock for a total of 250,000 subscribed shares of the Company’s restricted common stock. The Company settled $112,154 of expenses paid by the third party for expenses incurred by the Company during the period from January 1, 2016 through March 31, 2016, primarily for professional fees for $0.50 per share subscribed, or 224,308 subscribed shares of the Company’s restricted common stock. The Company also incurred professional fees with a vendor that were settled for 100,000 shares of the Company’s common stock, valued at $13,150 by the share price on the date of Grant, May 11, 2016, multiplied by the shares granted (see above, Shares issued to consultant for professional fees).

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficit (Continued)

Shares subscribed during the three months ended September 30, 2016:

During the three months ended September 30, 2016, the Company issued 474,308 of restricted common stock to Strategic that were subscribed during the three months ended June 30, 2016 (See above, shares subscribed during the three months ended June 30, 2016). During the three months ended September 30, 2016, the Company issued shares of the Company’s restricted common stock to the Board of Directors as discussed above. As of September 30, 2016, 12,500 shares of the Company’s restricted common stock valued at $1,392 were granted but not issued.

Preferred Stock

During May 2015, the Company amended the Articles of Incorporation to authorize 10,000,000 shares of the Company’s Series A preferred stock, no par value per share. On September 17, 2015, the Company issued one share of Series A Preferred Stock, no par value, to the Company’s Chairman of the Board. As a holder of the outstanding shares of Series A Preferred Stock, the Chairman is entitled to voting power equivalent to the number of votes equal to the total number of the Company’s common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company..

On approximately January 1, 2016, the Company’s Board of Directors approved 10,000,000 shares of 10%, cumulative preferred stock and $2,000,000 of Shareholder debt was converted into 10,000 shares of this class of preferred stock. During the nine and three months ended September 30, 2016, $150,000 and $50,000 of dividends were accrued, respectively, but not paid to the holder. These dividends are included in accrued liabilities on the Company’s consolidated balance sheet as of September 30, 2016. Total accrued preferred stock dividends as of September 30, 2016 and December 31, 2015 were $150,000 and $0, respectively.

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions

Related Party Acquisitions

Waste Recovery Enterprises, LLC

On October 15, 2015, the Company acquired WRE, an entity that was 50% owned by the majority shareholder of the Company. WRE offers residential trash pickup, commercial or residential dumpster service and roll-off boxes for construction and clean-up projects. The Company has a transfer station that accepts construction and demolition debris, household trash, furniture and appliances. The Company also offers wood grinding, demolition, and mulch and gravel services. The Company’s primary operations are based near Binghamton, New York.

See the table below summarizing the purchase price paid to the related party owner and the second, non-related party entity:

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

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Waste Recovery Enterprises, LLC (Continued)

Operations on and after October 15, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $3,000,000 was allocated as follows:

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

National Waste Management Holdings, Inc.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Gateway Rolloff Services, LP

On December 1, 2015, the Company acquired Gateway, an entity that was 50% owned by the majority shareholder of the Company. Gateway offers commercial and residential dumpster service and roll-off boxes for construction and clean-up projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. The Company’s primary operations are based near Tampa, FL.

See the table below summarizing the purchase price paid to the related party owner and the 2nd, non-related party entity.

Party	Cash Paid on Behalf of Strategic	Restricted Common Shares	Owner financed short term note	Value Assigned to Shares ($1/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	1,650,000	-	$1,650,000	$1,650,000
Non-related entity - 50% owner	450,000	750,000	100,000	750,000	1,300,000
Total	$450,000	2,400,000	$100,000	$2,400,000	$2,950,000

Operations after November 30, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $2,950,000 was allocated as follows:

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

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Gateway Rolloff Services, LP (Continued)

The Majority shareholder received a total of 3,150,000 shares of the Company’s restricted common stock. The shares were note issued as of December 31, 2015 and were included on the balance sheet as common stock subscribed. The shares were issued during the three months ended March 31, 2016.

The $450,000 paid in cash by Strategic for the acquisition of Gateway was settled in restricted common stock after December 31, 2015 at $1 per share, for a total of 450,000 shares of the Company’s restricted common stock.

Acquisition of Business – Unrelated Entity

On May 11, 2016, the Company purchased a business in Upstate New York, incorporating it into WRE’s operations. The business was purchased for $230,000.

Operations on and after May 11, 2016 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $230,000 was allocated as follows:

Assets
Property and Equipment	$104,400
Goodwill and intangible assets
Customer list	79,547
5 year, 100 miles non-compete agreement	10,000
Goodwill	36,053
Total goodwill and intangible assets	125,600
Total purchase price	$230,000

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

The Contract required monthly non-refundable payments towards the purchase price, with a final closing to be no later than February 26, 2016. The Company had a third party making the deposit payments as discussed in Note 9, “Stockholders’ Deficit”. During the nine months ended September 30, 2016, the third party had made two payments of $25,000, totaling $50,000 and the Company made one payment of $22,473. The Company has written off a total of $72,473 of these non-cash deposits and cash deposits during the nine months ended September 30, 2016 due to the Company not closing on the landfill by February 26, 2016. The expense was included in other expenses as a one-time write off.

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

These risks, as well as others, are discussed in greater detail in our last Annual Report on Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements to reflect events or circumstances that may change.

GENERAL

Overview

We are a vertically integrated waste management company offering landfill, transfer station, garbage collection and container services for both commercial entities and residential customers in Central Florida and Upstate New York. We service the counties of Citrus, Hernando, and Marion in Florida and Upstate New York. We average annual disposals of approximately 200,000 cubic yards of construction debris and manage our 54-acre landfill facility. We started operations with one roll-off truck and now operate 13 roll-off trucks and approximately 800 containers (after the WRE and Gateway Acquisitions). Since the year 2000, we have maintained a contract with Citrus County Solid Waste Management landfill to back-up its roll-off trucks. On October 15, 2015 and December 1, 2015, we acquired WRE and Gateway, respectively, as described above (Item 1, Business) and in Note 10 to the financial statements, “Acquisitions.” These acquisitions added a large roll-off business for construction and demotion (“C&D”) to operations as well as full-service waste company in Upstate NY, offering residential and commercial trash collection, a transfer station and C&D services.

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

Results of Operations

Comparison for the nine months ended September 30, 2016 and 2015

Sales for the nine months ended September 30, 2016 and 2015 were $4,889,453 and $1,349,824, respectively, an increase of $3,539,629 or approximately 262% of consolidated revenue. The $3,539,629 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015 and the execution of our business model, increasing our customer base and expanded sales to current customers.

Cost of revenues for the nine months ended September 30, 2016 and 2015 were $2,509,432 and $661,622, respectively, an increase of $1,847,810 or approximately 279%. This $1,847,810 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015.

General and administrative costs for the nine months ended September 30, 2016 and 2015 were $2,288,794 and $380,775, respectively, reflecting an increase of $1,908,019 or approximately 501%. This $1,908,019 increase is due to the WRE and Gateway acquisitions during the fourth quarter of 2015.

Interest expense was $50,239 and $23,705 for the nine months ended September 30, 2016 and 2015, respectively. The increase is attributable to our acquisition of WRE, and the associated equipment financing and related equipment acquired as well as an equipment financing during December 2015, which increased our long term-debt.

Other income and (expenses), net, were $(153,557) and $(28,512) for the nine months ended September 30, 2016 and 2015, respectively, an increase in the net expense of $125,045 or 439%. This $125,045 increase is due to the increase in interest expense discussed above, and one time write off of deposits of $90,973.

Net income (loss) for the nine months ended September 30, 2016 and 2015 was $(258,049) and $184,870, respectively. The decrease of $442,919 was highly attributable to the non-cash depreciation and amortization charges to earnings of $793,394 during the nine months ended September 30, 2016 as compared to depreciation and amortization charges of $122,064 to earnings during the nine months ended September 30, 2015. The large increase in depreciation and amortization was due to the acquisitions and purchase price allocations of Gateway and WRE during 2015, which increased quarterly depreciation and amortization significantly. When adding back this large charge, both periods show positive cash flows. We also incurred one time charges for losses on deposits, including $50,000 of non-cash deposits paid for on our behalf by a related entity and later settled for 2 shares per one dollar of expenses incurred with that entity.

Comparison for the three months ended September 30, 2016 and 2015

Sales for the three months ended September 30, 2016 and 2015 were $1,771,819 and $479,698, respectively, an increase of $1,292,121 or approximately 269% of consolidated revenue. This $1,292,121 increase is due to the WRE and Gateway acquisitions during the fourth quarter of 2015 and the execution of our business model, increasing our customer base and expanded sales to current customers.

Cost of revenues for the three months ended September 30, 2016 and 2015 were $612,057 and $216,083 respectively, an increase of $395,974 or approximately 183%. This $395,974 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015.

General and administrative costs for the three months ended September 30, 2016 and 2015 were $1,121,928 and $147,475, respectively, an increase of $974,453 or approximately 661%. This $974,453 increase is due to the acquisitions of WRE and Gateway during the fourth quarter of 2015.

Interest expense was $14,467 and $4,085 for the three months ended September 30, 2016 and 2015, respectively. The increase is attributable to our acquisition of WRE and the associated equipment financing and related equipment.

Other income and (expenses), net, was $(26,812) and $(4,085) for the three months ended September 30, 2016 and 2015, respectively, an increase in the net expense of $22,727. The increase is due to the increase in interest expense discussed above, and a one-time charge for a write off on a deposit of $18,500.

Net income (loss) for the three months ended September 30, 2016 and 2015 was $(210,649) and $81,754 respectively. The $292,403 decrease is primarily attributable to the increased charges to depreciation and amortization expense after the acquisitions of WRE and Gateway. See note above discussing change in net income for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of September 30, 2016, we had cash and cash equivalents of $451,752 and working capital of $281,267 as compared to cash of $344,365 and negative working capital of $556,150 at December 31, 2015. The primary reason for the negative working capital at December 31, 2015 as compared to positive working capital at September 30, 2016 was due to the conversion of a large portion of related party payables to restricted common stock, mostly at $1 per share, though approximately $112,000 of expenses paid for on behalf of the Company by a related entity were converted at $0.50 per share.

Cash Flows for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Cash flows from operating activities for the nine months ended September 30, 2016 provided cash of $860,665 compared to $490,109 for the nine months ended September 30, 2015, an increase of $370,556 or 76%. This $370,556 increase was primarily due to increased sales due to the WRE and Gateway acquisitions during the fourth quarter of 2015, execution of our business plan and increased customers, expenses incurred where stock was issued to settle professional fee liabilities rather than cash, and the timing of payments on payables, accrued expenses and taxes. Our cash flows used in investing activities were $459,162 and $59,866 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $399,296 or 667%, primarily due to the acquisition of a business for $230,000 during the second quarter of 2016 (three months ended June 30, 2016). Our cash flows used in financing activities were $294,116 and $67,371 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $226,745 or 337%. The $226,745 increase is due to servicing the equipment financing debt in our fourth quarter acquisition of WRE and the servicing of debt for a new grinder purchased in December of 2015, as well as the payment of $75,000 on the short-term acquisition note with Gateway as part of the acquisition of that company.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 1A – Risk Factors

As a smaller reporting company, we are not required to provide risk factors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

None

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

/s/ Louis Paveglio
Name: Louis Paveglio
Chief Executive Officer
(Principal Executive Officer)

/s/ Dali Kranzthor
Name: Dali Kranzthor
Chief Financial Officer
(Principal Financial Officer)

