Form 10-K
period 2016-12-31
National Waste Management Holdings, Inc.
filed 2017-04-17
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2016

or

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

The Company has 69,094,049 shares outstanding as of April 14, 2017.

The Company’s 2015 Financial Statements have been restated due to errors noted in the purchase price accounting for the acquisitions of Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP, resulting in an overstatement of revenues and understatement of deferred tax assets and liabilities and goodwill. Specifically, the following were restated: deferred tax assets and liabilities assumed as part of the acquisition; sales for WRE after the acquisition included sales for the entire month of October 2015, rather than from the period from October 15, 2015 (acquisition date) through October 31, 2015; and the environmental remediation liability was adjusted to agree to the closure costs and secured letter of credit with the Florida Department of Environmental Protection (See Note 11 included in our consolidated audited financial statements for the years ended December 31, 2016 and 2015).

National Waste Management Holdings, Inc.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to National Waste Management Holdings, Inc.

PART 1

ITEM 1. BUSINESS

We are a Waste Management Company incorporated in Florida with operations in Upstate New York and Central Florida. We operate three subsidiaries: Sand/Land of Florida Enterprises, Inc. (“Sand/Land”), Waste Recovery Enterprises, LLC (“WRE”) and Gateway Rolloff Services, LP (“Gateway”). Our primary operations and headquarters are based near Tampa, Florida.

Sand/Land specializes in construction and demolition landfill services and is headquartered near Tampa, Florida.

Gateway offers commercial and residential dumpster service and roll-off boxes for construction and cleanup projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals.

WRE is a waste management company that offers trash collection services, roll-off services, a full-service transfer station and document and hard-drive destruction services. WRE also offers wood grinding, demolition, mulch and gravel services. WRE’s primary operations are based near Binghamton, New York and Kingston, New York and serve the Northeastern U.S. industrial and residential markets.

Our business currently focuses on five distinct businesses related to waste removal and management, as described below in more detail: 1) Landfill Services; 2) Roll-off Dumpster Services; 3) Commercial and Residential Trash Collection; 4) Transfer Station Operations; and 5) Mulch Products.

Landfill Service

Our core business specializes in servicing our own landfill, which we operate in accordance with Florida Department of Environmental Protection (“FL DPA”) standards. Our landfill facilities service both waste from our own operations in roll-off dumpster services and third parties, either individual or corporate, which require the use of our landfill facilities.

Currently, our landfill operations service the following types of waste:

●	Construction and debris landfill

●	Clean-up and hauling

●	Land clearing and yard trash debris

●	Recycling

Roll-Off Dumpster Services

Our roll-off dumpster services are in Trinity, Florida and Hernando, Florida and service Tampa, Florida, Saint Petersburg, Florida, New Port Richey, Florida (the “Tri-County Area”) and the Florida counties of Hernando and Pasco, and the surrounding counties, providing dumpsters for lease for construction sites and special events. We provide full service delivery, removal and replacement dumpsters. Our dumpster rentals range from 13 cubic yards to 40 cubic yards and are delivered within 24 hours. Upon removal, we take along all waste and garbage and clean the site.

Residential and Commercial Trash Collection

Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally provide collection services under one of two types of arrangements:

a.	For commercial and industrial collection services, the fees under such service agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of these services, we provide steel containers to most commercial customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities.

b.	For most residential collection services, we provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid directly by the customer, the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Transfer Station:

At December 31, 2016, we owned one (1) transfer station in Sidney, New York. We deposit waste at this station, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks to disposal sites.

Access to transfer stations is critical to haulers that collect waste in areas that are not near disposal facilities. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

The utilization of our transfer station by our own collection operations (i) improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect, (ii) enables us to manage costs associated with waste disposal, and (iii) allows us to strategically locate operations to increase the efficiency of our network of operations.

Mulching and Commodity Sales

As an ancillary business to the waste and garbage traditionally covered by waste management companies, we also provide mulching services as a retail component, and sell top soil, stone, sand and other commodities to customers. We sell bulk mulch in a variety of colors and sizes, delivered anywhere in the Tri-County Area. We utilize our waste management and removal operations to source prime mulching materials. The offset of sourcing materials through existing operations allows us to minimize the total cost of operating our mulching service.

Document and Hard Drive Destruction Services

We offer document and hard drive destruction services in Upstate, New York, primarily servicing companies with requirements to destroy sensitive data, such as banks, insurance companies, law firms, and accounting and investment firms. These services are offered through our subsidiary, WRE, in upstate New York through the trade name, Northeast Data Destruction and Recycling Services, LLC.

Competition

Competition is encountered in the C&D landfill services, roll off businesses, collection services, transfer station business and commodity and mulch sales. Competitive price pressures have the potential to adversely affect our operating results and financial position. We may encounter risks associated with price reductions demand from large corporate clients, but we strive to maintain profitability in the face of downward price pressures by continually seeking to raise productivity, enhance brand image, develop new clients and provide greater values to customers. However, management cannot guarantee that such efforts will always be sufficient to offset the effects of competition. Our strategy is based on maintaining a highly competitive pricing structure.

We have an advantage over some of our competition because our competition is often also our customer. Most of our competitors do not have their own landfill (Florida) and transfer station (New York), which gives us an advantage in these competitive geographical locations. We believe in long term relationships and work to facilitate them with our customers since we are dedicated to our clients’ needs for responsive turnkey C&D services.

We will continue our efforts of being a highly visible company known as the prominent C&D landfill and premier roll-off hauler to the contracting and construction industry in Central Florida and at being a collection service, C&D business and transfer station in Upstate New York. We will reinforce our regional presence and market our services to a bigger marketplace to facilitate our planned expansion. We will be actively promoting sustainable growth in our attempt to improve market share and increase profitability.

We will also pursue the goals below:

●	Understand customers, competition and industry, and meet specific customer requirements to include an increased regional customer base.

●	Expand our service area to include a greater presence in surrounding counties that we currently service with roll-off services, debris handling and disposal companies.

●	Grow in new or emerging markets, including recycling while promoting service lines that are currently underutilized.

●	Balance people, management, business goals.

●	Improve internal systems and upgrade or implement a lead tracking system to interface with related systems in accounting and operations.

●	Develop revenue and profit goals for each business and make each accountable for specific targets.

●	Streamline business processes to operate economically. Reduce overall expenditures and overhead.

●	Re-develop company values and culture through education and coaching to establish a team based mentality.

We feel confident that our stated goals can be reached based on the experience of our management team in environments where they have already managed substantial growth. We have a track record of tackling robust projects since our inception. We have been prudently managed permitting us to thrive in the recent economic downturn. We have the staff and management team to expand our growth in C&D, transfer stations and collections services.

RECENT ACQUISITIONS (Fiscal Years Ended December 31, 2016 and 2015

During fiscal year ended December 31, 2016 and 2015 we focused on expanding the business and diversifying operations and investments through acquisitions; what we refer to as an accretive growth model. We plan on continuing this strategy in the future.

We completed two acquisitions during the fiscal year ended December 31, 2015, acquiring WRE and Gateway on October 15, 2015 and December 1, 2015, respectively.

We completed two acquisitions during the fiscal year ended December 31, 2016, Sivart Services, LLC (“Sivart”) and Northeast Data Destruction and Recycling, LLC (“Northeast”) on May 11, 2016 and December 31, 2016, respectively, which operations were consolidated into the operations of Waste Recovery Services, LLC.

During fiscal year ended December 31, 2017, on February 28, 2017, we acquired Burt’s Refuse, LLC (“Burt’s”). Burt’s was consolidated into WRE’s operations in Upstate, New York.

Waste Recovery Enterprises, LLC/Consolidation of Northeast, Sivart Services and Burt’s Refuse

On October 15, 2015, we acquired WRE, an entity that was 50% owned by our majority shareholder prior to the acquisition. WRE offers residential trash pickup, commercial or residential dumpster service and roll-off boxes for construction and cleanup projects. WRE has a transfer station that accepts construction and demolition debris, household trash, furniture and appliances. WRE also offers wood grinding, demolition, mulch and gravel services. WRE’s primary operations are based near Binghamton, New York.

On May 11, 2016, we acquired Sivart, extending our commercial garbage collection services to Cooperstown, New York. These operations were consolidated with WRE and we ceased using the Sivart trade name.

On December 31, 2016, we acquired Northeast, an entity that was 50% owned by our majority shareholder prior to the acquisition. Northeast is a document shredding and hard drive destruction company, headquartered in Kingston, New York, servicing banks, insurance companies, law firms, and accounting and investment firms. We consolidated Northeast’s operations into WRE, but continued to use the trade name. We extended the shredding and data destruction services offerings to WRE’s full geographical footprint.

After our year end, we acquired Burt’s Refuse, LLC, which was consolidated with WRE’s operations and we ceased use of the Burt’s Refuse trade name. Burt’s extended WRE’s residential and commercial customer base in the area as well as the roll-off service customer base.

Gateway Roll-Off Services LP

On December 1, 2015, we acquired Gateway, an entity that was 50% owned by our majority shareholder prior to the acquisition. Gateway offers commercial and residential dumpster service and roll-off boxes for construction and cleanup projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. Gateway’s primary operations are based near Tampa, Florida.

Further details of these acquisitions are reported in our Forms 8-K.

INDUSTRY OVERVIEW

In 1980, Florida had approximately 500 open dumps at which time it was common practice to either burn or use one of these open dumps to alleviate solid waste. Not one of these landfills contained any methods to prevent toxins from leaching into the groundwater. Today, C&D debris accounts for almost 25% of Florida’s total Municipal Solid Waste (MSW) stream. A wide range of these materials can be recovered and reused or recycled into new products.

Construction and demolition debris means discarded materials generally considered to be not water soluble and non-hazardous in nature, including but not limited to steel, glass, brick, concrete, asphalt material, pipe, gypsum wallboard, and lumber from the construction or destruction of a structure as part of a construction or demolition project or from the renovation of a structure, including such debris from construction of structures at a site remote from the construction or demolition project site. The term includes rocks, soils, tree remains, trees, and other vegetative matter which normally results from land clearing or land development operations and clean cardboard, paper, plastic, wood, and metal scraps from construction projects.

The figures below were determined by a volume-based composition study of Florida’s C&D disposal stream conducted by The Florida Center for Solid and Hazardous Waste Management. Due to significant densities among C&D materials, the results shown would be significantly different if the study was based on weight.

Wood	Cardboard	Drywall	Shingles	Concrete	Metals	Pallets	Other
44%	11%	8%	6%	5%	5%	4%	17%

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

C&D waste landfills are currently required by Florida to meet certain requirements regarding location and operation. Rules are in place, which require location restrictions, operator training, groundwater monitoring and financial assurance. A number of Florida counties have more strict requirements for C&D disposal than the State. These counties include Palm Beach, Dade, and Broward. In some counties, C&D waste may not be disposed in unlined landfills. Waste is either disposed in a lined class I or class III landfill or sent to a C&D processing and recycling facility. The added requirements for C&D landfills have raised the cost of landfilling, and thus created opportunities for recycling.

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

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this Prospectus, and the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any one of the following risks occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

The waste industry is highly competitive; if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of three national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. Some of our regional competitors can be significant competitors in local markets and are pursuing aggressive regional growth strategies. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. Should any of the foregoing or a combination of the foregoing factors materially affect our business, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Overview for more information on our business strategy.

An investment in our securities involves significant risks. You should carefully consider the risks described below, together with all of the other information in this Form 10-K Filing, including our consolidated and other financial statements and related notes; if any of these risks occur, our business, prospects, financial condition or results of operations could be materially and adversely affected, the trading price and value of our securities could decline and you could lose all or part of your investment.

Risks associated with our business strategies include the following:

●	Our strategy may result in a significant change to our business, and our employees, customers or investors may not embrace and support our strategy.

●	We may be unable to hire or retain the personnel necessary to manage our strategy effectively.

●	Customer segmentation could result in fragmentation of our efforts, rather than improved customer relationships.

●	In efforts to enhance our revenues, at times we have implemented price increases and environmental fees, and when fuel prices increase significantly, we have continued our fuel surcharge program to offset fuel costs; the loss of volumes as a result of price increases may negatively affect our cash flows or results of operations.

●	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

●	Our restructuring may not achieve and/or maintain the goals and cost savings intended.

On-going rationalization of our asset portfolio following our restructuring may result in impairments to our assets and we may record material charges against earnings due to any number of events that could cause impairments to our assets.

Our ability to make strategic acquisitions and to invest in technologies depends on our ability to identify desirable acquisition or investment targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions, as follows:

●	Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

●	Integration of acquisitions, investments and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

●	Execution of our strategy may cause us to incur substantial research and development costs, make substantial investments in emerging technologies and/or incur additional indebtedness, which may divert capital away from our traditional business operations.

●	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability; we may be unable to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

In addition to the risks set forth above, implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are unable to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Compliance with existing or future regulations and/or enforcement of such regulations may restrict or change our operations, increase our operating costs or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial, and local level in the United States have a substantial impact on our business, and compliance with such regulations is costly. Complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

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

Regulations affecting the siting, design and closure of landfills could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently and future changes in these regulations may require us to modify, supplement or replace equipment or facilities leading to possible substantial costs.

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste, certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

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

Our customers are increasingly diverting waste to alternatives to landfill and waste-to-energy disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, several state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard and food waste, at landfills or waste-to-energy facilities. Where such organic waste is not banned from the landfill or waste-to-energy facility, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as affecting the prices that we can charge for landfill disposal and waste-to-energy services. Our landfills currently provide and have historically provided our highest income from operations margins. If we are unsuccessful in expanding our service offerings and growing lines of businesses to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, then our revenues and operating results will decline. Additionally, despite the development of new service offerings and lines of business, it is reasonably possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

Developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and waste-to-energy facilities and our profitability.

We and other companies have recognized the value of the traditional waste stream as a potential resource. Research and development activities are on-going to provide disposal alternatives that maximize the value of waste, including using waste as a source for renewable energy and other valuable by-products. We and many other companies are investing in these technologies. It is possible that such investments and technological advancements may reduce the cost of waste disposal or power production to a level below our costs and may reduce the demand for landfill space and waste-to-energy facilities. As a result, our revenues and margins could be adversely affected due to advancements in disposal alternatives.

If we are unable to develop new service offerings and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect, new technologies. Research and development of new technologies and investment in emerging technologies often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or emerging technologies in which we have invested, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. We and others are increasingly focusing on new technologies that provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

Our business depends on our reputation and the value of our brand.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. Our brand name and that of our subsidiaries, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services. This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, could have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

We may incur risks of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Average diesel fuel prices decreased in 2016, 2015 and 2014 but increased in both 2012 and 2011. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Our operating expenses could increase as a result of labor unions organizing or changes in regulations related to labor unions.

Labor unions may attempt to organize our employees. Employees may seek union representation in the future, and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

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

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” (“GHGs”) could increase our costs to operate.

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

On October 1, 2014, the Supreme Court granted petitions for certiorari to consider whether the EPA’s regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act. If the Supreme Court decides that permitting requirements were triggered for GHGs, and if certain changes to these regulations are enacted, such as the lowering of thresholds or inclusion of biogenic emissions, such amendments could have a material adverse effect on our results of operations or cash flows that would not be mitigated by increased revenues associated with the services we offer customers to reduce their GHG footprints.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the affected areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Florida., can increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins.

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

We may be unprofitable.

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

We believe that our future success is dependent upon the continued services of our executive officers, as we rely on their industry experience and expertise in our business operations. In particular, we rely heavily on Mr. Teelon, the Chairman of the Board of Directors and Louis “Tiny” Paveglio, our Chief Executive Officer and member of the Board of Directors, for their business vision, management skills and technical expertise in the waste management industry as well as their working relationships with many of our potential acquisition targets, the municipalities we service and other participants in the waste management industry. We maintain key-man life insurance for Louis Paveglio, our CEO. If any of other board members or executive officers were unable or unwilling to continue in their present positions, or if they left our company, we may not be able to replace them with comparably skilled executives, which would cause severe disruption to our ability to manage our business. If we are unable to retain or replace our key personnel and other key employees, we may not be able to implement our business strategy and our financial condition and results of operations may be materially and adversely affected.

We will need substantial additional funding to accomplish our growth strategy and may be unable to raise capital on terms favorable to us or at all, which could increase our financing costs, dilute your ownership interests, affect our business operations or force us to delay, reduce or abandon our growth strategy.

Our growth strategy is to acquire and develop additional waste management sites in Florida and Upstate New York, and concentrate on those projects with the most potential for expansion. To successfully implement this growth strategy, we will need to raise substantial additional funds. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to:

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

In performing investment analysis and feasibility studies for our acquisition and development targets, we consider factors such as: (i) demand for waste management in the area where the landfill and service area is located, (ii) increase in regulations in the locality, (iii) the increase of competition in the locality, (iv) quality of technology and ancillary services in the locality, (v) ability to obtain new financing for expansion, generally. However, much of the information we rely on in preparing these analyses is provided by the sellers of the acquisition targets. There is some increased risk of acquisition targets operating based on inaccurate or incomplete technical data. As a result, the assumptions we use to perform our internal investment analyses and feasibility studies may not be accurate or complete. If any one of our observations or assumptions, or a combination thereof, proves to be inaccurate, then our estimated returns on investments, operational results and our overall growth may be materially adversely affected.

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

Our continued growth and ability to leverage our management expertise depend on the successful implementation of our acquisition strategy. We cannot assure you that any acquisition will produce the intended benefits. For instance, if we fail to integrate an acquired project into our operations successfully, or the synergies expected from an integration ultimately fail to materialize, then our existing business operations may be interrupted. We may have as a result expended significant management time, capital and other resources to the transaction, which interrupted our existing business operations.

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

Planning, construction, acquisition and operation of our Waste Management sites requires us to obtain and maintain a number of permits and approvals from The State of Florida, some of which we have not obtained or were not transferred to us upon project acquisition. Failure to obtain these permits and approvals could result in significant fines and our loss of the right to develop or operate those assets, which would materially and adversely affect our future growth plans and results of operations.

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

We intend to grow our business both internally and through acquisitions.  Any such growth will increase the demands our management, operating systems and internal controls.  Our existing management resources and operational, financial, human and management information systems and controls may be inadequate to support existing or expanded operations.  We currently haves limited business operations and haves limited history of managing growth.  We may be unable to manage growth successfully.  If we grow but are unable to successfully manage such growth, our business will suffer and our capacity for future growth will be significantly impaired.  Because of these factors, We may be unable to predict with any degree of accuracy our future ability to grow or the rate of growth.

If we are successful in identifying and closing acquisitions, we face additional risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, technologies, personnel and services or products of the acquired companies, difficulties of operating new businesses and retaining their customers, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company.  We have limited history or experience in successfully integrating acquired businesses and may be unable to successfully manage these risks.  We may have difficulty retaining employees.  In addition, any acquisitions by us may involve certain other risks, including the assumption of additional liabilities and potentially dilutive issuances of convertible debt or equity securities.

Failure to attract, train and retain skilled managers and other personnel could increase costs or limit growth.

We believe that our future success will depend in a large part upon our ability to attract, train and retain additional highly skilled executive-level management and creative, technical, financial and marketing personnel.  Competition for such personnel is intense, and no assurance can be given that we will be successful in attracting, training and retaining such personnel.  Our need for executive-level management will increase if we grow.  If we fail to attract, train and retain key personnel, our business, operating results and financial condition will be materially and adversely affected.

Investors may incur dilution.

We may issue additional shares of our equity securities to raise additional cash to fund acquisitions or for working capital.  If we issue additional shares of our capital stock, shareholders will experience dilution in their respective percentage ownership in the Company.

There is no intention to pay dividends at the present time.

We have never paid dividends or made other cash distributions on our common stock, and do not expect to declare or pay any dividends in the foreseeable future.  We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of our business.

ITEM 2. PROPERTIES

Our Florida facilities are headquartered at 5920 N. Florida Avenue, Hernando, FL 34442, and our telephone number is (352) 489-6912. Our New York facilities are located at 122 Valley View Rd, Bainbridge, New York 13733. We have a second location in Florida for the Gateway operations at 2230 Destiny Way, Odessa, Florida 33556. We have a second location in New York at 615 Route 28 Kingston, New York 12401. We own the property at 5920 N. Florida Avenue, Hernando, Florida 34442 and the facility at 122 Valley View Rd, Bainbridge, NY 13733. We lease the operations for Gateway at 2230 Destiny Way and for our Kingston, New York operations at 28 Kingston, New York 12401.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 9, 2013, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “NWMH.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017:

	High	Low
First quarter	$0.12	$0.08

Fiscal Year Ended December 31, 2016:

	High	Low
First quarter	$1.39	$0.22
Second quarter	$0.48	$0.11
Third quarter	$0.14	$0.08
Fourth quarter	$0.12	$0.06

Fiscal Year Ended December 31, 2015:

	High	Low
First quarter	$1.72	$1.00
Second quarter	$1.98	$1.50
Third quarter	$1.76	$1.48
Fourth quarter	$1.73	$1.00

Common Stock

As of April 14, 2017, our common stock was held by 25 stockholders of record and we had 69,094,049 shares of common stock issued and outstanding.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words and may include:

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

Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2016 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements that we make.

GENERAL

Recent Developments

On February 28, 2017, we acquired Burts Refuse LLC for $420,000. The purchase price included a cash payment of $150,000 and a $270,000, 5 year, 6% owner financed with monthly payments of $5,220 commencing March 28th, 2017 and maturing on January 28, 2022. This note is secured by a portion of the equipment acquired and may be paid off in full early without penalty.

Overview

We are a vertically integrated solid waste management company with a concentration on C&D collection, hauling and recycling. We currently service Florida’s west coast and upstate New York. Our service offerings include a C&D landfill in Hernando County, FL, servicing Citrus, Hernando, and Marion counties in Florida. The landfill also offers roll-off dumpster service, and mulch products for sale, including top soil. We average annual disposals of approximately 200,000 cubic yards of construction debris in our 54-acre landfill facility. We have maintained a contract with Citrus County Solid Waste Management landfill to back-up their roll-off trucks since 2000.

On October 15, 2015, we acquired WRE, providing us with a fully vertically integrated waste management company in upstate New York, offering residential and commercial garbage collection, roll-off and hauling services, and a full-service transfer station. The facility also sells mulch, sand and gravel to the public. On May 11, 2016, we acquired Sivart, extending our commercial garbage collection services to Cooperstown, NY. These operations were consolidated with WRE and we ceased using the trade name. After our year-end, we Burt’s Refuse, LLC. The Company was consolidated with WRE’s operations and the trade name ceased to be used by the Company. Burt’s extended WRE’s residential and commercial customer base in the area as well as the Company’s roll-off service customer base. On December 31, 2016, we acquired Northeast, a document shredding and hard drive destruction company, headquartered in Kingston, NY, servicing banks, insurance companies, law firms, and accounting and investment firms. We consolidated Northeast’s operations into WRE, but continued the trade name. We extended the shredding and data destruction services offerings to WRE’s full geographical footprint.

On December 1, 2015, we acquired Gateway. Gateway offers commercial and residential dumpster service and roll-off boxes for construction and cleanup projects specializing in the removal of debris, garbage, waste, hauling construction and demolition debris, focused on servicing general contractors, new home builders, reconstruction, renovation, landscaping and home improvement professionals. The Company’s primary operations are based near Tampa, Florida.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues for the years ended December 31, 2016 and 2015 were $6,345,324, and $2,429,747 (restated), respectively, an increase of $3,915,577 or approximately 161%. The increase in sales is primarily attributable to the WRE and Gateway acquisitions during the year ended December 31, 2015. We acquired WRE on October 15, 2015 and Gateway on December 1, 2015; thus, we only included two and a half months and one month of operations in our 2015 consolidated statement of operations, respectively, as compared to twelve months of operations for each in 2016. Revenue also increased in FY 2016 due to our increased customer base, increased construction activity in Florida, and our May 2016 acquisition of Sivart, which added Cooperstown, New York to our geographical footprint in Upstate New York.

Cost of goods sold for the years ended December 31, 2016 and 2015 were $3,911,868 and $1,319,169 respectively, an increase of $2,592,699 or 197%. The increase is primarily due to the WRE and Gateway acquisitions, as described above. Our gross margins decreased from 45.7% to 38.4% due to the acquisition targets having more overhead than our landfill, which decrease is primarily attributed to depreciation expense associated with the purchase price allocation upon the acquisition of the entity. Total non-cash depreciation expense included in cost of sales for the years December 31, 2016 and 2015 were $764,314 and $251,008, an increase of $513,306 or 204%. If we adjust our gross margin and add back depreciation expense year over year, our gross margins are 50% and 57% during 2016 and 2015, respectively. The reason for the decreased gross margins year over year after the adjustment for non-cash depreciation expense is due to the gross margins in Gateway and WRE that are lower than our C&D landfill in Florida.

General and administrative cost for the years ended December 31, 2016 and 2015 were $2,601,340 and $940,454, respectively, an increase of $1,660,886, or 177%. The largest driver of this increase related to the WRE and Gateway acquisitions and the amortization of capitalized customer lists and other amortizable intangible assets related to these acquisitions, totaling $301,829 and $20,303 during 2016 and 2015, respectively. The other driver for this increase was due to professional fees incurred related to being an early stage public company, building a company governance infrastructure and building out our executive management team. We also incurred acquisition related costs, including due diligence, legal and professional fees. During 2015, a large portion of our general and administrative costs were non-cash expenses paid by a related entity on our behalf. Total non-cash costs incurred during the year ended December 31, 2015 were $384,511, or 41% of total general and administrative costs during 2015.

Income (loss) from operations for the years ended December 31, 2016 and 2015 were $(167,884) and $170,124, a decrease of 199%. This decrease is due to increased non-cash depreciation and amortization expense of $1,066,143 in 2016 as compared to $271,311 in 2015. The increase in depreciation and amortization expense year over year is primarily due to the purchase price allocations related to the acquisitions of WRE and Gateway. If the non-cash amortization and depreciation is added back to income (loss) from operations, adjusted operating income was $898,259 and $441,435 during 2016 and 2015, respectively, an increase of 103%. The increase is primarily attributable to the acquisitions of WRE and Gateway’s contribution margin to our consolidated financial statements.

Interest expense was $266,183 and $29,970 for the years ended December 31, 2016 and 2015, respectively. The increase of $236,213 or 788% was primarily due to the $200,000 of dividends that accrued during 2016 related to our $2,000,000 face value, 10% preferred stock, accounted for as interest expense, that was outstanding during 2016, but not during 2015. The remaining increase was due to the purchase of a grinder in December 2015 and the debt service related to acquired equipment debt as part of the acquisition of WRE.

Other expenses, net, decreased to $528,978 in 2016 as compared to the prior year net expenses of $334,777. In 2015, we incurred a $300,000 one-time charge off of deposits on an acquisition that was not completed by the contract date. We had an additional write off $72,473 related to the deposits on this acquisition target during the first quarter of 2016. The deposits were non-refundable and have been included in other expenses as a one-time write-off. The deposits were non-cash expenses in 2015 as they were paid for by a related entity on our behalf. These costs were settled during the year for stock at $1 per share. In 2016, we incurred an impairment charge to WRE’s acquired customer list due to a decrease in activity of four of the larger acquired customers. New customers were acquired offsetting this decrease in revenues. As described above, we incurred $200,000 of interest expense related to our 10%, $2,000,000 face value preferred stock during 2016.

Net income (loss) for the years ended December 31, 2016 and 2015 were $(765,208) and $(132,503), respectively. The loss in 2015 is due to the one-time non-cash write off of landfill acquisition deposits as described in the other income/expense comparison above. Without this one time charge off, not tax adjusted, we would have had net income of approximately $167,497 in 2015. In 2016, we had a large increase in non-cash depreciation and amortization expense due to the allocation of tangible and amortizable intangible assets related to the 2015 and 2016 acquisitions. Depreciation and amortization expense increased to $1,066,143 during 2016 from $271,311 in 2015. Adjusted earnings after adding back non-cash depreciation and amortization expense were $477,147 and $138,808, an increase of $338,339 or 244%. The increased adjusted earnings is attributable to the acquisitions of WRE and Gateway in 2015, Sivart in 2016 and increased operations at our Central Florida landfill.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $344,617 and a working capital surplus was due to the settlement of most of the related party payables of $742,441 during 2016, offset somewhat by the of $9,192 as compared to cash of $344,365 and a working capital deficit of $556,156 as of December 31, 2015. The update accordingly for the working capital surplus was due to the settlement of most of the related party payables of $742,441 during 2016, offset somewhat by the at December 31, 2016 accrued preferred stock dividends due to our Chairman related to the conversion of the related party debt to 10% cumulative preferred stock on January 1, 2016. The reason for the working capital deficit at December 31, 2015 is due to professional fees and acquisition costs that were settled in stock shortly after year end. The total current liabilities that were settled in stock at $1 per share after our year-end were $157,829 of professional fees and deposits made on the landfill acquisition as discussed above, $450,000 for the acquisition of Gateway (cash portion of purchase price paid for on our behalf by a third party), and $250,000 for the acquisition note paid to the second 50% owner of WRE (counterparty of the acquisition that wasn’t the Chairman). Total working capital to be settled in restricted common stock at $1 per share included in due to related party on our balance sheet at December 31, 2016 was $607,829. The short-term acquisition note was included in acquisition notes on our balance sheet at December 31, 2015, and represents $250,000 of the total $350,000 balance at December 31, 2015. None of these described liabilities affected our cash. Adjusted working capital after adding back these non-cash payments were $301,673 at December 31, 2015. The increase is due to the increase in cash from operations year over year.

Our cash flow is dependent on our revenues, as we have minimized cash flow requirements through equity or debt financing. However, because we intend to expand our operations, it is likely that we will require cash flow from financing in the future, which could affect our ability to become cash flow positive.

Operating activities provided cash of $1,059,019 and $706,560 during the years ended December 31, 2016 and 2015, respectively. The increase was due to higher consolidated net income after adding back the non-cash charges incurred for depreciation and amortization expense, professional fees and deposit write-offs. Our year over year revenues have increased significantly due to a better economy, better utilization of resources and the WRE and Gateway acquisitions. Financing activities provided (used) cash of $(395,503) and $76,101 for the years ended December 31, 2016 and 2015, respectively. The increase was due to the payments on the equipment loan related to the purchased grinder in December 2015 and payments on the short-term acquisition note related to the acquisition of Gateway. Financing activities provided positive cash in 2015 due to us taking out a loan to purchase equipment. Investing activities used cash of $663,264 and $546,938 for the years ended December 31, 2016 and 2015, respectively. The increase is primarily due to the purchase of equipment to assist in the bandwidth, our growth and the acquisition of Sivart for $230,000 in May 2016.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In May 2015, the FASB issued ASU No. 2015-09, “Revenue from Contracts with Customers” (“ASU 2015-09”), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2015-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 for the fiscal year ended December 31, 2016 and applied it retrospectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited consolidated financial statements for the calendar years ended December 31, 2016 and 2015 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report.

Our 2015 Financial Statements have been restated due to errors noted in the purchase price accounting for the acquisitions of Waste Recovery Enterprises, LLC and Gateway Rolloff Services, LP, specifically related to the deferred tax assets and liabilities assumed as part of the acquisition; sales for WRE after the acquisition included sales for the entire month of October 2015, rather than from the period from October 15, 2015 (acquisition date) through October 31, 2015 and the environmental remediation liability was adjusted to agree to the closure costs and secured letter of credit with the Florida Department of Environmental Protection; it was previously overstated. See Note 11 included in our consolidated audited financial statements for the years ended December 31, 2016 and 2015 below.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

(PREVIOUSLY KOPJAGGERS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of National Waste Management Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of National Waste Management Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the 2015 consolidated financial statements as previously filed on March 28, 2016 have been restated.

/s/ Accell Audit & Compliance, P.A.
Tampa, Florida

April 17, 2017

4806 W. Gandy Boulevard i Tampa, Florida 33611 i 813.440.6380

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015 (Restated)

		(Restated)
Assets	2016	2015
Current assets:
Cash and cash equivalents	$344,617	$344,365
Accounts receivable, net	561,049	570,347
Prepaids and other current assets	194,640	38,362
Due from related party	16,754	54,473

Total current assets	1,117,060	1,007,547

Property and equipment, net	4,941,285	5,041,280

Other assets:
Goodwill	2,317,965	2,272,303
Intangible assets, net	1,184,259	1,413,353
Secured letter of credit	324,950	324,950
Deferred tax asset	438,444	607,543
Other deposits	-	8,750

Total other assets	4,265,618	4,626,899

Total assets	$10,323,963	$10,675,726
Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$648,230	$261,199
Current portion of long term debt	155,889	184,932
Current portion of capital lease obligations	29,753	25,131
Due to related party	73,996	742,441
Short term related party acquisition notes	-	350,000
Related party accrued preferred stock dividends	200,000	-

Total current liabilities	1,107,868	1,563,703

Long-term liabilities:
Long term debt, net of current portion	320,451	419,073
Capital lease obligations, net of current portion	69,526	102,929
Environmental remediation obligation	324,950	324,950
Loan from shareholder	-	2,017,301
Long term deferred tax liability	694,476	787,317

Total liabilities	$2,517,271	$5,215,273

Commitments and contingencies (see note 5)

Stockholders’ equity (deficit):
Common stock, no par value; 250,000,000 shares authorized, 69,094,049 and 62,880,483 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	$-	$-
Series A Preferred stock, no par value; 5 shares authorized, 1 share issued outstanding as of December 31, 2016 and 2015	-	-
Series B Preferred stock, no par value; 10,000,000 shares authorized, 2,000,000 shares and 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	2,000,000	-
Additional paid-in capital	6,717,582	2,456,136
Common stock subscribed	-	3,150,000
Retained earnings (deficit)	(910,890)	(145,683)

Total stockholders’ equity	7,806,692	5,460,453

Total liabilities and stockholders’ equity	$10,323,963	$10,675,726

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

		(Restated)
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenues	$6,345,324	$2,429,747

Cost of revenues	3,911,868	1,319,169
Gross profit	2,433,456	1,110,578

Selling, general and administrative expenses	2,601,340	940,454

Income (loss) from operations	(167,884)	170,124

Other income (expenses):
Interest expense	(266,183)	(29,970)
Write off of landfill deposits	(72,473)	(300,000)
Write off of other deposits	(18,500)	-
Loss on disposition of assets	(11,845)	-
Other expenses	-	(4,807)
Loss on impairment of intangible asset	(159,977)	-
Total other income (expenses)	(528,978)	(334,777)

Loss before income taxes	(696,862)	(164,653)

Income tax expense (benefit)	68,346	(32,150)

Net loss	$(765,208)	$(132,503)

Net loss per common share:

Basic	$(0.011)	$(0.002)
Diluted	$(0.011)	$(0.002)

Weighted average number of shares outstanding:

Basic	66,827,371	60,426,837
Diluted	66,827,371	60,426,837

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

	Class 1		Class 2
	Preferred		Preferred		Common		Additional	Common
	Stock	Amount	Stock	Amount	Stock	Amount	Paid-in	Stock	Accumulated
	Shares	at par	Shares	at par	Shares	at par	Capital	Subscribed	Deficit	Total

Balances at December 31, 2014	-	$-	$-	$-	60,000,000	$-	$9,454	$-	$(13,180)	$(3,726)

Issuance of preferred share	1	-	-	-						-

Issuance of shares to consultants for services	-	-	-	-	475,000	-	61,200	-	-	61,200

Issuance of common stock for debt settlement	-	-	-	-	365,483	-	365,482	-	-	365,482

Restricted common stock sold to investors at $0.50 per share	-	-	-	-	40,000	-	20,000	-	-	20,000

Stock issued as partial consideration for acquisitions	-	-	-	-	2,000,000	-	2,000,000	3,150,000	-	5,150,000

Net loss	-	-	-	-	-	-	-	-	(132,503)	(132,503)

Balances at December 31, 2015	1	$-	$-	$-	62,880,483	$-	$2,456,136	$3,150,000	$(145,683)	$5,460,453

Issuance of common stock for debt settlement	-	-	-	-	1,067,137	-	954,984	-	-	954,984

Conversion of shareholder debt to 10% cumulative preferred stock	-	-	2,000,000	2,000,000	-	-	-	-	-	2,000,000

Stock subscribed at December 31, 2015, issued during 2016	-	-	-	-	3,150,000	-	3,150,000	(3,150,000)	-	-

Issuance of shares for services	-	-	-	-	400,000	-	26,300	-	-	26,300

Shares issued to board of directors for service on the Board	-	-	-	-	71,429	-	8,587	-	-	8,587

Issuance of shares for recruitment of executive management	-	-	-	-	100,000	-	11,850	-	-	11,850

Issuance of shares for acquisition of Northeast Data Destruction	-	-	-	-	1,425,000		109,725			109,725

Net income (loss)	-	-	-	-	-	-	-	-	(765,208)	(765,207)

Balances at December 31, 2016	1	$-	2,000,000	$2,000,000	69,094,049	$-	$6,717,582	$-	$(910,890)	$7,806,692

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

		(Restated)
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash flow from operating activities:
Net loss	$(765,208)	$(132,503)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,066,143	271,311
Non-cash professional expenses	101,426	384,511
Non cash write off of acquisition deposits	50,000	300,000
Loss on disposition of assets	11,845	-
Non-cash salaries and wages	11,850	-
Bad debt expense	46,073	(32,682)
Impairment charge	159,977	-
(Increase) decrease in assets:
Accounts receivable, net	9,298	(90,486)
Other current assets	(156,278)	20,276
Deposits	8,750	8,662
Due from related party	(8,354)	-
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	271,731	3,317
Related party accrued interest	-	6,304
Related party accrued dividends	200,000	-
Deferred tax assets and liabilities, net	51,766	(32,150)
Net cash provided by operating activities	$1,059,019	$706,560

Cash flows from investing activities:
Acquisition of business	(230,000)	-
Purchases of property and equipment	(456,264)	(577,203)
Cash proceeds from sale of assets	23,000	-
Purchases of intangible assets	-	(24,272)
Cash acquired in acquisition	-	54,537
Net cash used in investing activities	$(663,264)	$(546,938)

Cash flows from financing activities:
Issuance of long term-debt	-	448,809
Payments on long term debt	(186,722)	(99,690)
Payments on short term acquisition note	(100,000)	-
Payments on related party payables	(80,000)	-
Payments on capital lease obligation	(28,781)	(21,228)
Payments on loan from shareholder	-	(251,790)
Net cash provided by (used in) financing activities	$(395,503)	$76,101

Net increase (decrease) in cash	$252	$235,723
Cash, beginning of period	344,365	108,642
Cash, end of period	$344,617	$344,365

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$66,003	$23,666
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Acquisiton of business for restricted common stock and a $100,000 payable (paid January 2017)	$209,725	$-
Issuances of shares subscribed	$3,150,000	$-
Short term acquisition note paid on behalf of Company by a related party	$250,000	$-
Settlement of amounts due to related party for restricted common stock	$704,983	$-
Conversion of shareholder debt to 10% cumulative preferred stock	$2,000,000	$-
Conversion of shareholder debt to non-interest bearing accrued short term payable (remaining difference from Preferred Conversion of Shareholder Debt)	$17,301	$-
Preferred stock dividends accrued, not paid	$200,000	$-
Acquisition of Waste Recovery Enterprises, LLC in exchange for common stock, common stock subscribed and an owner financed short term note. See note 10, Acquisitions.	$-	$3,000,000
Acquisition of Gateway Rolloff Services, LP in exchange for common stock, common stock subscribed and an amount due to a related party. See note 10, Acquisitions.		2,950,000
Issuances of shares subscribed for deposit on landfill	$-	$300,000
Issuances of shares subscribed for professional services	$-	$126,682

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

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

WRE and Gateway were related party acquisitions. They were acquired on October 15, 2015 and December 1, 2015, respectively. See Notes 8 and 10, “Related Party Transactions” and “Acquisitions,” respectively.

Sand/Land is a solid waste management company headquartered in Central Florida, currently operating a licensed Construction & Demolition landfill. The Company’s primary operations are based near Tampa, Florida. The Company was founded in 1986 and principally serves the following Florida counties: Citrus, Hernando, and Marion counties.

WRE is a waste management company that offers trash collection services, roll-off services, data destruction and shredding services and a full-service transfer station. The Company also offers wood grinding, demolition, mulch and gravel services. The Company’s primary operations are based near Binghamton, New York. The Company was founded in 1998 and principally serves the Northeastern U.S. industrial and residential markets.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 2 – Significant Accounting Policies

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities and associated market interest rates.

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurements that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

In February 2007, the FASB issued ASC 825-10, “Financial Instruments.” ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities, long-term debt, capital leases and Series B, 10% cumulative preferred stock each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization or their current market rates of interest or dividend yield. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. As of December 31, 2016 and 2015, the allowance for doubtful accounts was approximately $20,000. Consolidated bad debt expense recognized for the years ended December 31, 2016 and 2015 was $46,073 and ($32,682), respectively. The negative bad debt expense balance at December 31, 2015 was due to the allowance being overstated at December 31, 2015 and requiring adjustment.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 2 – Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell. Through December 31, 2016, the Company had one impairment charge to earnings related to the WRE customer list (see Note 4, Amortizable Intangible Assets) due to four of the significant customers originally included in the customer list valuation for WRE having significantly lower revenues in 2016. Total impairment charges for the WRE customer list for the year ended December 31, 2016 was $159,977; this total is included in other expense (impairment charge) on our consolidated statement of earnings for the year ended December 31, 2016. This also resulted in a decrease of the associated deferred tax asset of $16,235.

Goodwill

Goodwill consists of the excess of cost over identifiable net tangible and intangible assets of companies acquired. In accordance with the Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, the carrying amount of goodwill and intangible assets is to be reviewed at least annually for impairment, and losses in value, if any, will be charged to operations in the period of impairment. Goodwill was determined to not be impaired as of December 31, 2016. The test for impairment was done in accordance with guidance in Accounting Standards Update (ASU) 2011-8 for the year ended December 31, 2016. ASU 2011-8 permits an entity to evaluate qualitative factors to assess whether impairment is more likely than not to have occurred.

The Company acquired two related entities during 2015, WRE and Gateway, assigning $1,265,406 and $1,006,897 of Goodwill to the purchase prices of those entities, respectively. The Company acquired one related entity and one non-related entity during 2016, assigning $36,053 and $9,609 of goodwill to the purchase prices of those entities, respectively.

Total Goodwill at December 31, 2016 and 2015 was $2,317,965 and $2,272,303, respectively. See Note 10, “Acquisitions” for the purchase price allocation of the businesses acquired.

Reconciliation of Goodwill:
Balance of goodwill at December 31, 2014	$-
Goodwill assigned to the acquisition of WRE on October 15, 2015	1,265,406
Goodwill assigned to the acquisition of Gateway on December 1, 2015	1,006,897
Total goodwill at December 31, 2015	2,272,303
Goodwill assigned to the acquisition of Sivart on May 11, 2016	36,053
Goodwill assigned to the acquisition of Northeast Data on December 31, 2016	9,609
Total goodwill at December 31, 2016	$2,317,965

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 2 – Significant Accounting Policies (Continued)

Amortizable Intangible Assets

The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. See note 10, “Acquisitions” for details related to the purchase price allocation of identified definite lived amortizable intangible assets, including customer lists, licenses, permits, non-compete agreements and trademarks. The Company has a customer list that was bought from a related party in 2011, a website built in 2015 and engineering costs as part of a 10-year permit renewal with the Department of Environmental Protection. The Company purchased two related entities during 2015, one related business and one unrelated business in 2016, assigning a portion of the purchase prices to amortizable intangible assets, primarily customer lists. See Note 4, “Amortizable Intangible Assets” and Note 10, “Acquisitions”.

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated advertising expenses for the years ended December 31, 2016 and 2015 were $6,405 and $2,674, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense. For years ended December 31, 2016 and 2015, we did not recognize any accrued interest or penalties.

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date.

Management has evaluated tax positions in accordance with FASB ASC 740, “Income Taxes”, and has not identified any tax positions that require disclosure.

As of December 31, 2016, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns
Federal	December 31, 2013 – 2016

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

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

Operating, General and Administrative Expenses

Business operating costs, including expenses generated from administration and purchasing functions, are recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Business operating costs include items such as wages, benefits, utilities, supplies, repairs and maintenance, advertising costs and credits, rent, insurance, depreciation not related to equipment used in operations, amortization of intangible assets, leasehold amortization and costs for outside provided services.

Stock Issued to Non-Employees for Services Rendered

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50, “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Earnings Per-Share

Earnings per share are based on the weighted-average number of common shares outstanding at each reporting period.

Restatement

As discussed in Note 11 to the financial statements, the 2015 financial statements have been restated to correct an error.

Reclassifications

Certain reclassifications have been made in prior year balances to conform to the current year presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 3 – Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at December 31, 2016 and 2015:

	2016	2015
Machinery and equipment	2,563,838	2,467,328
Transportation equipment	2,380,394	2,238,398
Containers	1,944,969	1,552,974
Airspace	865,076	865,076
Buildings	515,595	505,625
Improvements	338,799	338,799
Land	225,000	225,000
Leased equipment	179,620	179,620
Landfill area	72,098	72,098
Leasehold improvements	15,781	-
Office furniture and equipment	6,304	5,771
Total Property, plant and equipment	9,107,474	8,450,689
Less: accumulated depreciation	(4,166,189)	(3,409,409)
Property, plant and equipment, net	$4,941,285	$5,041,280

Depreciation expense for the years ended December 31, 2016 and 2015 was $764,314 and $251,008, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following at December 31, 2016 and 2015:

			Amortization
	2016	2015	Period
Customer list	$1,468,608	$1,413,872	5 years
Website costs	5,954	7,954	3 years
Licenses and permits	66,318	66,318	10 years
Non-compete agreements	20,000	-	5 years
Less accumulated amortization	(376,621)	(74,791)
Intangible assets, net	$1,184,259	$1,413,353

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 4 – Amortizable Intangible Assets (Continued)

The estimated aggregate amortization expenses for each of following five years and thereafter, ended December 31, are as follows:

Year Ending
2017	$278,510
2018	277,517
2019	276,525
2020	276,525
2021	39,968
Thereafter	35,214
Total	$1,184,259

Amortization expense for the years ended December 31, 2016 and 2015 was $301,829 and $20,303, respectively.

Impairment loss for the years ended December 31, 2016 and 2015 was $159,977 and $0, respectively. The 2016 impairment charge was due to four of the significant customers originally included in the customer list valuation for WRE having significantly lower revenues in 2016. Total impairment charges for the WRE customer list for the year ended December 31, 2016 was $159,977; this total is included in other expense (impairment charge) on the consolidated statement of operations for the year ended December 31, 2016. This also resulted in a decrease of the associated deferred tax asset of $16,235.

Reconciliation of Amortizable Intangible Assets:

Reconciliation of amortizable Intangibles	Customer Lists	Permits	Non Compete	Website	Total
Balance at December 31, 2014, net	$36,325	$-	$-	$-	$36,325
Corporate website	-	-	-	7,954	7,954
Acquisition of WRE on October 15, 2015	639,433	50,000	-	-	689,433
Acquisition of Gateway on December 1, 2015	683,626	-	-	-	683,626
Landfill permits acquired	16,318	-	-	-	16,318
Amortization expense	(18,495)	(816)	-	(992)	(20,303)
Balance at December 31, 2015, net	$1,357,207	$49,184	$-	6,962	$1,413,353
Acquisition of Sivart on May 11, 2016	79,547	-	10,000	-	89,547
Acquisition of Northeast on December 31, 2016	135,165	-	10,000	-	145,165
Website discount from vendor	-	-	-	(2,000)	(2,000)
Amortization expense	(293,546)	(4,965)	(1,333)	(1,985)	(301,829)
Impairment charge for WRE Customer list	(159,977)	-	-	-	(159,977)
Balance at December 31, 2015, net	$1,118,396	$44,219	$18,667	2,977	$1,184,259

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

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

Landfill Related Environmental Remediation

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such, the company has set up a reserve allowance of $324,950 against estimated future closing costs. As of December 31, 2013, the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at December 31, 2016 and December 31, 2015, respectively, to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

Concentrations of Revenues and Receivables

As discussed in Note 8, “Related Party Transactions,” during the years ended December 31, 2016 and 2015, approximately 12% and 36% of the Company’s revenues were generated from a related party, respectively. As of December 31, 2016 and 2015, 16% and 16% of consolidated accounts receivable were due from a related party, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 6 – Long-Term Debt

Detail of non-related party long term debt:

	2016	2015
Notes payable to various banks, to finance various equipment purchases, payable in monthly installments of between $646 and $10,107, with interest rates ranging from 2.39% to 9.63%, maturing from December 31, 2016 through December 28, 2020	$476,340	$604,005
Less current maturities of long-term debt	(155,889)	(184,932)
Long-term debt, net of current portion	$320,451	$419,073

The aggregate annual maturities of non-related party long-term debt are as follows:

Period Ended December 31:
2017	155,889
2018	146,047
2019	148,666
2020	25,738
Total	$476,340

Related Party Shareholder Loan

The Company had a note due to a shareholder of the Company as of December 31, 2015. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On January 1, 2016, the note was converted to Series B, 10% cumulative preferred stock and the note was cancelled. The total converted debt was $2,000,000. The balance of the note as of December 31, 2016 and 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing related party payable, included with due to related party on our consolidated balance sheet. Total related party preferred stock was $2,000,000 and $0 as of December 31, 2016 and December 31, 2015, respectively. Total related party preferred stock accrued dividends at December 31, 2016 and 2015 were $200,000 and $0, respectively.

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 7 – Capital Leases

During 2014, the Company purchased equipment under a capital lease obligation. The lease is payable in 60 monthly payments of $3,750, beginning December 20, 2014, maturing December 20, 2019. The capital lease is collateralized by the equipment purchased. The capital lease is personally guaranteed by the Chairman and CEO of the Company.

Following is a breakdown of the capital lease obligation as of December 31:

	2016	2015
Capital lease to purchase equipment	$99,279	$128,060
Less current portion of capital lease obligations:	(29,753)	(25,131)
Long-term capital lease obligations, net of current portion	$69,526	$102,929

Future minimum lease payments under the lease as of December 31, 2016 are as follows:

Period Ending December 31:
2017	29,753
2018	35,224
2019	34,302
Total capital lease obligation	$99,279

The following is a summary of leased assets included in machinery and equipment as of December 31:

	2016	2015
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(71,848)	(35,924)
Net leased assets	$107,772	$143,696

Note 8 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a portion of their revenue from a related entity transfer station, owned by the majority shareholder of the Company. This related entity uses the Company’s landfill (Sand/Land) as its primary source of disposal for construction and demolition debris. Sand/Land also trucks the disposal costs from the Company’s site, either directly or through a third party and bills the Company accordingly for trucking services. Total revenue generated from the related entity during the years ended December 31, 2016 and 2015 were $729,050 and $890,542 or 12% and 36% of total consolidated revenue, respectively. Total related party accounts receivable as of December 31, 2016 and 2015 related to these sales were approximately $93,450 and $91,250, respectively, or 16% and 16% of total net accounts receivable, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 8 – Related Party Transactions (Continued)

Related Party Disposal Costs and Accounts Payable

On December 1, 2015, the Company acquired Gateway, a related entity that was previously owned 50% by the largest shareholder of the Company. See note 10, “Acquisitions” for details. Gateway disposes a large portion of their construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the years ended December 31, 2016 and 2015, were $131,223 and $11,043 respectively. Total related party accounts payable of the consolidated entity as of December 31, 2016 and December 31, 2015, related to these expenses were approximately $16,000 and $17,000, respectively.

Related Party Shareholder Loan

The Company had a note due the majority shareholder of the Company. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the note was converted to Series B, 10% cumulative preferred stock and the note was cancelled. The total converted debt was $2,000,000. The balance of the note as of December 31, 2016 and 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing short term payable, included with due to related party on our consolidated balance sheet. Total related party preferred stock was $2,000,000 and $0 as of December 31, 2016 and December 31, 2015, respectively. Total related party accrued dividends at December 31, 2016 and December 31, 2015 were $150,000 and $0, respectively.

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

Related Party Acquisitions

On December 31, 2016, the Company closed on the acquisition of Northeast Data Destruction and Recycling, LLC (“Northeast Data”). This acquired entity was owned 50% by the majority shareholder of the Company prior to the acquisition. A second, non-related party owner owned the second 50% of the acquired entity. Northeast was acquired for $100,000 in cash and 1,425,000 shares of the Company’s restricted common stock. The majority shareholder of the Company received only restricted common stock consideration of 1,025,000 shares and the second Member of the acquired LLC received 400,000 shares of the Company’s restricted common stock and $100,000 cash. The restricted common stock was valued at $0.077 per share, equivalent with the closing price of the quoted market price of NWMH on December 30, 2016, the last trading business day of 2016. Total consideration paid for the acquisition was $209,725, including the $100,000 cash payment and $109,725 in restricted common stock. See note 10, “Acquisitions” for further information related to the acquisitions and the purchase price allocation for each acquired entity.

On October 15, 2015 and December 1, 2015, the Company closed on the acquisition of WRE and Gateway, respectively. Each of these acquired entities was owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the acquired entity.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 8 – Related Party Transactions (Continued)

Related Party Acquisitions (Continued)

WRE was acquired for a $250,000 owner financed note that was paid in January of 2016 by a related entity on behalf of the Company and 2,750,000 shares of the Company’s restricted common stock. Gateway was acquired for $450,000 in cash and a total of 2,400,000 shares of the Company’s restricted common stock. The majority shareholder of the Company received only restricted common stock consideration of 1,500,000 and 1,650,000 shares of the Company’s restricted common stock, for a total of 3,150,000 restricted common shares of the Company. The 3,150,000 shares of the Company’s restricted common stock were not issued as of December 31, 2015, and thus were presented on the balance sheet as common stock subscribed in the equity section of the balance sheet through December 31, 2015. The shares were issued during 2016 and have been reclassified to additional paid in capital, valued at $1 per share, equivalent with the settlement with Strategic Capital Market (“Strategic”), the financier of the cash portion of the acquisitions as described below in the stockholders’ deficit footnote (Note 9).

See note 10, “Acquisitions” for further information related to the acquisitions and the purchase price allocation for each acquired entity.

Related Party Consulting Agreement

The Chairman of the Board is a consultant for the Company and meets with each subsidiary general manager on a regular basis, consulting on matters such as acquisitions and integration, growth plan objectives, operating effectiveness, organization structure, and equipment and financing requirements, among other matters. Total related party consulting expenses incurred and paid to the Chairman for the years ended December 31, 2016 and 2015 were $146,000 and $0, respectively.

Related Party Receivable

The Company has a consolidated workers’ compensation policy with a related entity transfer station. The Company loaned this Company $8,400 for equipment purchase needs in 2014. The receivable carries 0% interest. The balance of the related party receivable was $8,400 at December 31, 2016 and 2015. The Company also engaged an appraiser for the Sandland Landfill and the transfer station as a single transaction, which Sandland paid for on behalf of both entities and is due from the related party at December 31, 2016. The related party receivable for the workers compensation payments at December 31, 2016 and 2015 were $2,279 and $0, respectively. The combined appraisal cost for the Entity during fiscal year ended December 31, 2016 was $12,150. Of this total, $6,075 of the total is due from the related party transfer station for their portion of the appraisal cost. Total due from the related Entity related to the equipment advance, workers compensation consolidated policy and half of the appraisal costs at December 31, 2016 was $16,754.

Related Party Preferred Stock

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

On January 1, 2016, the Company’s Board of Directors approved 10,000,000 shares of Series B, 10%, cumulative preferred stock and $2,000,000 of Shareholder debt was converted into 10,000 shares of the Series B, 10% cumulative preferred stock. During the year ended December 31, 2016 and 2015, $200,000 and $0 of dividends were accrued, respectively, but not paid to the holder. These dividends are included in accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2016 and 2015 and included in earnings as interest expense.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 9 – Stockholders’ Deficit

Shares issued to Strategic Capital Markets for Expenses, Deposits and Acquisitions paid for on Behalf of the Company

During the years ended December 31, 2016 and 2015, Strategic, a previous financier of the Company, paid for expenditures of the Company as well as deposits on a landfill acquisition on behalf of the Company. These expenditures primarily related to professional fees incurred for compliance related to being a public company. Total expenses incurred for these services for the year ended December 31, 2016 were $112,154, including approximately $62,000 in professional fees and $50,000 for a non-refundable deposit on a landfill that was written off in February of 2016 due to the acquisition not closing. The $112,154 incurred by Strategic during the year ended December 31, 2016 were converted to the Company’s restricted common stock at $0.50 per share, or 224,308 restricted common shares as of December 31, 2016. No expenses were paid on behalf of the Company by this related entity between April 1, 2016 and December 31, 2016.

Total expenses incurred for these services during the year ended December 31, 2015 were $360,778, including approximately $135,778 in professional fees and $225,000 for a non-refundable deposit on a landfill that was written off in February of 2016 due to the acquisition not closing. Strategic also incurred costs to build the Company’s investor relations website of $7,594, $2,000 of which was discounted in the final billing in 2016, reducing the website cost to $5,595.

Shares issued to Strategic Capital Markets for Expenses, Deposits and Acquisitions paid for on Behalf of the Company (Continued)

At December 31, 2015, the Company had an amount payable due Strategic of $592,829 which was settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion) during 2016.

Shares granted to independent board of director member for services:

During the year ended December 31, 2016, the Company granted two independent members of the Board of Directors a total of 71,429 shares of the Company’s restricted common stock valued at $8,588 based on the trailing 10 day moving average of the Company’s share price at the end of each quarter where shares were earned by the Board Members. Currently, the Company grants each independent director 12,500 shares of the Company’s common stock quarterly, valued based on the 10-day moving average of the stock price at the end of the related quarter. As of December 31, 2016 and 2015, the Company had two and zero independent directors who received quarterly restricted common stock incentive awards as discussed above.

Shares issued to consultant for professional fees:

The Company entered into an agreement with a consulting firm for investor relation services throughout a 12-month period, from May 10, 2016 through May 9, 2017. A total of 400,000 restricted common shares were granted and distributed to that firm during the year ended December 31, 2016. The granted shares were valued based on the value of the stock on the date of grant, May 10, 2016 of $0.13. The total value of the shares issued was approximately $53,000, amortized monthly over the term of the contract. The Company subsequently cancelled this contract and settled with the vendor to return 200,000 shares of the restricted common stock issued. Total expenses incurred for this contract were $26,300 and restricted common stock valued at approximately $26,300 is expected to be returned to the Company during the fourth quarter of 2016.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 9 – Stockholders’ Deficit (Continued)

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

Shares subscribed during the three months ended September 30, 2016:

During the three months ended September 30, 2016 the Company issued 474,308 of restricted common stock to Strategic that were subscribed during the three months ended June 30, 2016 (See above, shares subscribed during the three months ended June 30, 2016).

During the three months ended December 31, 2016, the Company issued shares of the Company’s restricted common stock to the Board of Directors as discussed above.

Related Party Preferred Stock

During May 2015, the Company amended the Articles of Incorporation to authorize 5 shares of the Company’s Series A preferred stock, no par value per share. On September 17, 2015, the Company issued one share of Series A Preferred Stock, no par value, to the Company’s Chairman of the Board. As a holder of the outstanding shares of Series A Preferred Stock, the Chairman is entitled to voting power equivalent to the number of votes equal to the total number of the Company’s common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

On January 1, 2016, the Company’s Board of Directors approved 10,000,000 shares of Series B, 10%, cumulative preferred stock and $2,000,000 of Shareholder debt was converted into 10,000 shares of the Series B, 10% cumulative preferred stock. During the year ended December 31, 2016 and 2015, $200,000 and $0 of dividends were accrued, respectively, but not paid to the holder. These dividends are included in accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2016 and 2015 and included in earnings as interest expense.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 10 – Acquisitions

Related Party Acquisitions - Fiscal Year Ended December 31, 2016

Northeast Data Destruction and Recycling, LLC (Northeast Data)

On December 31, 2016, the Company acquired Northeast Data, an entity that was 50% owned by the majority shareholder of the Company. Northeast Data offers document shredding and destruction, hard-drive shredding, and cardboard recycling services. The Company’s primary operations are in Kingston, NY. The operations of this acquisition were consolidated with WRE operations and extend the service offerings of WRE to Kingston, NY. WRE will also begin to offer document and hard-drive destruction services in the Kingston area.

See the table below summarizing the purchase price paid to the related party owner and the second, non-related party entity:

Party	Cash	Restricted Common Shares	Value Assigned to Shares ($0.077/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	1,025,000	$78,925	$78,925
Non-related entity - 50% owner	100,000	400,000	30,800	130,800
Total	$100,000	1,425,000	$109,725	$209,725

Operations on and after December 31, 2016 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $209,725 was allocated as follows:

Property and Equipment
Transportation equipment	$42,000
Machinery and Equipment	64,500
Containers	32,000
Total property and equipment	138,500
Deferred tax Assets	14,360
Goodwill and intangible assets
Customer relationships	135,165
Non-compete agreement	10,000
Goodwill	$9,609
Total goodwill and intangible assets	154,774

Assumed Debt	(59,057)
Deferred tax liability	(38,852)
Total consideration for acquisition	$209,725

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 10 – Acquisitions (Continued)

Related Party Acquisitions – Fiscal Year Ended December 31, 2015

Waste Recovery Enterprises, LLC (RESTATED):

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 10 – Acquisitions (Continued)

Related Party Acquisitions - Fiscal Year Ended December 31, 2015 (Continued)

Waste Recovery Enterprises, LLC (Continued)

Operations on and after October 15, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price allocation was restated to include deferred tax assets and liabilities not originally accounted for in the Company’s allocation. The offset to tax assets and liabilities was goodwill. There was no effect to earnings for any period presented related to this purchase price allocation restatement. See Note 11, “Financial Statement Restatement – Fiscal Year ended December 31, 2015”. Total deferred tax assets recognized as part of the restatement, shown below were $301,461 and total deferred tax liabilities recognized as part of the restatement and shown below is $398,789. The net difference of $97,328 increased goodwill. The purchase price of $3,000,000 was allocated as follows (restated):

Assets	(Restated)
Cash	$29,625
Accounts receivable	102,801
Other current assets	54,598
Due from related party	45,953
Total current assets	232,977
Property and Equipment
Transportation equipment	1,116,682
Machinery and Equipment	756,800
Buildings	493,225
Land	225,000
Containers	160,400
Leasehold improvements	17,154
Furniture and fixtures	2,069
Total property and equipment	2,771,330
Deferred tax assets (restatement)	301,461
Goodwill and intangible assets
Customer relationships	639,433
Licenses and permits	50,000
Goodwill	1,265,406
Total goodwill and intangible assets	1,954,839
Total assets	5,260,607
Liabilities
Accounts payable and accrued liabilities	(64,179)
Due to related entity	(30,000)
Total current liabilities	(94,179)
Related party debt	(1,512,754)
Long term debt	(254,886)
Deferred tax liabilities	(398,789)
Total liabilities	(2,260,607)
Total consideration for acquisition	$3,000,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 10 – Acquisitions (Continued)

Related Party Acquisitions - Fiscal Year Ended December 31, 2015 (Continued)

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

See the table below summarizing the purchase price paid to the related party owner and the second, non-related party entity.

Party	Cash Paid on Behalf of Strategic	Restricted Common Shares	Owner financed short term note	Value Assigned to Shares ($1/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	1,650,000	-	$1,650,000	$1,650,000
Non-related entity - 50% owner	450,000	750,000	100,000	750,000	1,300,000
Total	$450,000	2,400,000	$100,000	$2,400,000	$2,950,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 10 – Acquisitions (Continued)

Related Party Acquisitions - Fiscal Year Ended December 31, 2015 (Continued)

Gateway Rolloff Services, LP (Continued)

Operations after November 30, 2015 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price allocation was restated to include deferred tax assets and liabilities not originally accounted for in the Company’s allocation. The offset to tax assets and liabilities was goodwill. There was no effect to earnings for any period presented related to this purchase price allocation restatement. See note 11, “Financial Statement Restatement – Fiscal Year ended December 31, 2015” for a table reconciling the balances prior to and after the restatement. Total deferred tax assets recognized as part of the restatement, shown below were $252,420 and total deferred tax liabilities recognized as part of the restatement and shown below is $318,017. The net difference of $65,597 increased goodwill. The purchase price of $2,950,000 was allocated as follows (restated):

Assets	(Restated)
Cash	$24,912
Accounts receivable	238,753
Total current assets	263,665
Property and Equipment
Transportation equipment	417,350
Containers	782,000
Total property and equipment	1,199,350
Deferred tax assets (restated)	252,420
Goodwill and intangible assets
Customer relationships	683,626
Goodwill (restated)	1,006,897
Total goodwill and intangible assets	1,690,523
Total assets	3,405,958
Liabilities
Accounts payable and accrued liabilities	(111,651)
Due to related party	(26,000)
Total current liabilities	(137,651)
Deferred tax liability	(318,307)
Total liabilities	(455,958)
Total consideration for acquisition	$2,950,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 10 – Acquisitions (Continued)

Related Party Acquisitions (Continued)

Gateway Rolloff Services, LP (Continued)

The majority shareholder received a total of 3,150,000 shares of the Company’s restricted common stock. The shares were not issued as of December 31, 2015 and were included on the balance sheet as common stock subscribed. The shares were issued during the three months ended March 31, 2016.

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

Operations on and subsequent to May 11, 2016 are included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $230,000 was allocated as follows:

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

The Contract required monthly non-refundable payments towards the purchase price, with a final closing to be no later than February 26, 2016. The Company had a third party making the deposit payments as discussed in Note 9, “Stockholders’ Deficit”. During the nine months ended December 31, 2016, the third party had made 2 payments of $25,000, totaling $50,000 and the Company made one payment of $22,473. The Company has written off a total of $72,473 of these non-cash deposits and cash deposits during the nine months ended December 31, 2016 due to the Company not closing on the landfill by February 26, 2016. The expense was included in other expenses as a onetime write off.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 11 – Financial Statement Restatement –Year ended December 31, 2015

The Financial Statements for the year ended December 31, 2015 have been restated due to errors noted in the financial statements, including the following:

a)           The Company overstated the environmental remediation liability for the closure costs associated with the Company’s Landfill in Hernando County at December 31, 2014 and 2015. The adjustment did not affect earnings; the offset was the Company’s retained earnings. See the table below, reconciling the restated balances to the previously reported amounts.

b)          The Company acquired Waste Recovery Enterprises, LLC on October 15, 2015. The Company included the sales for WRE for the period from October 1, 2015 through December 31, 2015 rather than from October 15, 2015 through December 31, 2015, the period for which we owned the Company. The adjustment resulted in a change to the purchase price allocation, increasing amounts allocated to the accounts receivable by $70,995, reducing goodwill by this amount, and reducing sales as well as retained earnings for WRE.

c)           The Company acquired (Ca) Waste Recovery Enterprises, LLC on October 15, 2015 and (Cb) Gateway Rolloff Services, LP on December 1, 2015. The acquisitions have been accounted for using the purchase price method of accounting, but did not include an allocation in the purchase price for the deferred tax assets and liabilities affecting the acquisition. The Company has restated the purchase price allocations for the effects of the deferred tax assets and deferred tax liabilities in the restated financial statements. The offset of the deferred tax assets and liabilities was goodwill, thus earnings were not affected and there was no change to amortization expense for the periods reported. See the table below, reconciling the restated balances to the previously reported amounts and Note 10 - Acquisitions, reconciling the previously reported purchase price allocation to the adjusted allocation on the acquisition dates.

Restatement (a):
Environmental Remediation Liability Restatement
2015
Previously stated environmental remediation liability	$424,596
Restatement	(99,646)
Restated environmental remediation liability	$324,950

See consolidated retained earnings reconciliation below “Retained Earnings Restatement” for the effect the adjustment had on beginning balance retained earnings

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 11 – Financial Statement Restatement – Fiscal Year ended December 31, 2015 (Continued)

Restatement (b):
Revenue Restatement
2015
Previously stated revenue	$2,499,842
Restatement	(70,095)
Restated revenue	$2,429,747

Gross Profit Restatement
2015
Previously stated gross profit	$1,180,673
Restatement	(70,095)
Restated gross profit	$1,110,578

Income from Operations Restatement
2015
Previously stated income from operations	$240,219
Restatement	(70,095)
Restated income from operations	$170,124

Net Income (loss) Restatement
2015
Previously stated net loss	$(62,408)
Restatement	(70,095)
Restated net loss	$(132,503)

Restatement (c):

Deferred Tax Asset Restatement:
2015
Previously stated deferred tax asset	$53,662
Restatement:
Gateway	252,420
WRE	301,461
Total Restatement:	553,881
Restated deferred tax asset	$607,543

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 11 – Financial Statement Restatement – Fiscal Year ended December 31, 2015 (Continued)

Deferred Tax Liability Restatement:
2015
Previously stated deferred tax liabilities	$70,221
Restatement:
Gateway	318,307
WRE	398,789
Total Restatement:	717,096
Restated deferred tax asset	$787,317

Retained Earnings Restatement
2015
Previously stated accumulated deficit	$(175,234)
Restatement (a) - Environmental Remediation Adjustment	99,646
Restatement (b) - WRE Sales Adjustment	(70,095)
Restated accumulated deficit	$(145,683)

Goodwill Restatement
2015
Previously stated accumulated deficit	$2,179,183
Restatement (b) - WRE Sales Adjustment	(70,095)
Restatement (ca) - WRE Goodwill Adjustment (due to tax allocation)	97,328
Restatement (cb) - Gateway Goodwill Adjustment (due to tax allocation)	65,887
Restated accumulated deficit	$2,272,303

Net income (loss) per common share restatement:
2015
Previously stated net income per common share	$(0.001)
Restatement (b) - WRE Sales Adjustment	(0.001)
Restated net income per common share	$(0.002)

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 12 – Income Taxes

For the years ended December 31, 2016 and 2015, the Company recognized income tax expense (benefit) of $68,346 and $(32,150), respectively.

Income tax provisions for the years ended December 31,:

	2016	2015
Current tax expense (benefit)
Federal	$37,544	$-
State	3,517	-
	41,061	-
Deferred tax expense (benefit)
Federal	27,285	(32,150)
State	-	-
	27,285	(32,150)
Total expense (benefit)	$68,346	$(32,150)

The components of the deferred tax assets, net of deferred tax liabilities for each period are:

		(Restated)
	2016	2015
Property and equipment	$(694,476)	$(787,317)
Intangible assets	438,444	553,881
Expenses paid by third party still outstanding by Company	-	53,662
Total net deferred tax assets	$(256,032)	$(179,774)

The reconciliations of the results of applying the Company’s effective statutory federal income tax rate of 34% for the years ended December 31, 2016 and 2015 to the Company’s income before taxes and the Company’s provision for income taxes are as follows:

	2016	2015
Federal income taxes	34.00%	34.00%
State income taxes	3.63%	3.63%
Effective tax rate	37.63%	37.63%

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (Restated)

Note 13 – Subsequent events

Subsequent to year end, the Company acquired Burts Refuse LLC for $420,000. The purchase price included a cash payment of $150,000 and a $270,000, 5 year, 6% owner financed with monthly payments of $5,220 commencing March 28th, 2017 maturing on January 28, 2022. This note is secured by a portion of the equipment acquired and may be paid off in full early without penalty. The purchase price allocation was not complete as of the date of the filing and thus is not included below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended December 31, 2016 and 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2016 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All board of Directors and Committee Members were in attendance for all required meetings pursuant to our compliance calendar.

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

Name	Age	Position
Charles W. Teelon	87	Chairman of the Board
Louis “Tiny” Paveglia	62	Chief Executive Officer, Chief Financial Officer and Director
Dali Kranzthor	38	Chief Financial Officer
Jeff Chartier	53	President, Director
Arthur Weed	62	Board of Director Member
Kirstin Gooldy	48	Board of Director Member

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Louis “Tiny” Paveglio /CEO, Director

Louis Paveglio has been our Chief Executive Officer/Director since we completed a reverse merger in 2014 and became a public company with executive officers. Louis Paveglio’s first entrepreneurial endeavor was in 1976 at the age of 21 when he started and operated his own trucking company in upstate New York. He eventually left the trucking industry after nine years and purchased BNC Inc., a small paving and asphalt maintenance company in 1985. He expanded this company into a large commercial paving and sealing company, which served large plazas and strip malls all over upstate New York. He diversified the company by starting a parking lot sweeping company, and expanded it into sweeping state highways, colleges, etc. strategically purchasing another company he made BNC. Inc., one of the largest sweeping companies in New York State. He then sold the entire company in 1995. During this 10-year span, Louis. Paveglio also owned an auto body repair facility and a manufactured housing and modular home sales business. In 1990, he profited by selling the home sales company and closed the auto body business in 1997 but retained the property for rental income.

In 1992, Louis Paveglio in 1992 entered the sanitation industry when he purchased Fox Sanitation in Chenango County New York. He and his partner operated this company until 1997 when they sold part of their company to Charles Teelon, the beginning of a long association with Charles Teelon. He then sold his remaining half of the company to his partner in 1998 to slow down and reassess, and took a sales job selling paving equipment in the Northeast. After one year he was recruited by Charles for a management position to help increase revenues and profitability at his company Waste Recovery Ent., Inc. Within one year he was given a partnership share in the company. Waste Recovery Ent. Inc. consisted of mining and crushing, dump trucks, roll-offs, a solid waste transfer station and residential garbage pick-up.

In 2002, Louis Paveglio was approached by Charlie Teelon to manage and operate the Sandland of Florida Enterprises, Inc. operation. He currently still holds this position and has made many significant changes to increase productivity and efficiencies. After reviewing financial statements and operations at Sandland, Louis Paveglio knew Sandland’s potential. After the restructuring, he increased profits while the downturn in new construction was hitting the C&D industry. Louis Paveglio knew in the waning economy he had to diversify to keep increasing revenue. He began trucking recycled materials with his own tractor trailers to other various facilities saving airspace at the landfill while fulfilling the need for recycled materials. With continued insight and vision of where he sees the company going, Louis Paveglio is confident in the direction he is leading our company.

Dali Kranzthor, CPA, CVA, CFE – Chief Financial Officer

Dali Kranzthor has been our Chief Financial Officer since August 2016. From January 2012 through August 2016, Dali Kranzthor was the director of audit and assurance and valuation services at a boutique accounting firm in St. Petersburg, FL serving several large private companies and high wealth individuals. Prior to working at this firm, he worked as the interim Chief Financial Officer of a public company that develops telecommunications devices and services in Miami, Florida. In 2010, he founded a PCAOB registered accounting Firm in Tampa, Florida and August 2008 to August 2010 he was the manager at a regional accounting firm located in Tampa, Florida and headquartered in New York. Dali Kranzthor is proficient in valuing companies as a certified valuation analyst and has assisted clients in this capacity with mergers and acquisitions and tax compliance. He has extensive experience with both privately held and publicly held companies. In 2003, Dali received a Bachelor of Science Degree in Accounting from the Florida State University.

Charles W. Teelon, Chairman of the Board

Charles Teelon has been our Chairman of the Board since we completed a reverse merger in 2014. Charles Teelon was born in 1930, the son of a dairy farmer in rural upstate New York. He spent four years in the US Navy culminating in serving on the USS Midway during the Korean conflict before being honorably discharged in 1952. Charlie joined the New York State Police as a motorcycle officer ultimately reaching the level of Sr. Investigator for the Bureau of Criminal Investigation before retiring after 21 years with the State Police.

He spent several years working for the United States Treasury as Special Agent in Charge for the Bureau of the Mint where he acted as Deputy Chief of Security. His other responsibilities included being Chief of Occupational Safety and Health for the Bureau of the Mint.

In the mid-1970’s, Charles Teelon organized a small, one county/one truck residential trash collection business in upstate New York known as Ulster County Sanitation. The name was later changed to Ulster Sanitation and over time. He expanded the business to include commercial and industrial waste services to over 15 upstate counties. By the late 90’s. Charles had grown this small shoestring business into a multi-million-dollar organization, acquiring more than 60 small businesses along the way. By this time, Ulster Sanitation included more than 100 trash trucks and coupled the trash collection business with paper shredding, landfills, interstate trucking, roll-off service, transfer stations and recycling facilities. Ulster Sanitation was valued at over $70,000,000 by the time it was sold off in sections to organizations including Waste Management, United Waste, Eastern Environmental and Casella Waste Systems.

Still retaining paper shredding, gravel and crushed stone, roll-off service and landfill enterprises in New York state, Charles Teelon expanded to the Florida market in the late 1990’s purchasing Sandland Enterprises landfill in 1998. In 1999, he and a partner started Florida Fibre transfer stations and in 2000 with another partner he established Gateway Roll-off. He still retains his partial ownership of both companies. He also extended his Florida ventures to include land development and commercial building, with environmentally friendly projects including recycling. Sandland employs trained and highly skilled and professional individuals in each of its varied departments, who are committed to providing the highest quality of service.

Jeff Chartier, President and Director

Jeff Chartier has been our President/Director since we completed a reverse merger in 2014. Jeff Chartier has over 30 years of experience in the financial industry. His Wall Street career began in 1981 as a floor runner at Prudential-Bache Securities on the commodities exchange. By 1996, he was Vice President at Morgan Stanley and won the Morgan Stanley Dean Witter National Sales Directors Award along with numerous other awards for sales and customer service excellence. In 2002, Jeff Chartier started his own firm, Chartier Financial, offering full service retail brokerage products to his clients. Jeff Chartier then resigned from the industry as a broker in 2009 to become President of Green EnviroTech Holdings Corp. Since resigning from Green EnviroTech Holdings Corp. in February 2011, Jeff has formed a consulting firm to assist and consult with private companies looking to enter the public marketplace.

Arthur Weed, Director

Arthur Weed has been our Director since March 2016. He is a retired senior level petroleum distribution executive and business owner. Arthur Weed served as Vice President of operations of Mirabito Energy Products during the rapid growth of the company as it became a substantial presence in upstate New York and northern Pennsylvania, serving thousands of retail and commercial customers. He facilitated the company’s expansion into the propane business and the company’s purchasing/building of 60 Convenience stores. Prior to joining Mirabito Energy, Arthur Weed was the Executive Vice President of Savory Energy Co. Inc, with full P&L responsibility for a facility serving 3,500 plus home heating & commercial customers, 30 dealer operated service stations, 10 fuel distributorships, and bulk petroleum storage of 5 million gallons served by an interstate pipeline. During his tenure, he was responsible for all employees and fleet, he prepared bids for contract and non-contract customers while coordinating pricing efforts with the New York Mercantile Exchange, the spot New York Harbor Market, and local competition as well as, supervising the environmental management of the facility as well as other company owned facilities, and the establishment of employee safety programs. Arthur Weed previously served as a member of the Board of Directors and was on the Gasoline Committee for the Empire State Petroleum Association. He received a B.S. in Management from Florida State University.

Kirsten Gooldy, Director, Audit Committee Chair

Kirsten Gooldy has been our Director and Audit Committee Chair since May 2016. Kirsten Goody brings over 20 years’ experience in corporate finance, compliance and other senior executive roles with public and private companies.  She currently serves as Chief Compliance Officer for FTE Networks, Inc. where she is responsible for overseeing and managing compliance within the organization, including all regulatory requirements and internal policies and procedures, as well as overseeing all investor relations activities.  She previously served as Chief Financial Officer for Powerstorm ESS, where she led the finance and accounting teams, oversaw fundraising activities and implemented cost saving initiatives.  She has also held senior executive roles with the Gaea Group, The DiBari Group, and U.S. TelePacific Corp.

Family Relationships

There are no familial relationships between Charles Teelon, Louis Paveglio, Dali Kranzthor, Jeff Chartier, the Board of Directors and the Company.

Litigation

During the past ten years, Charles Teelon, Louis Paveglio, Dali Kranzthor and Jeff Chartier have not been the subject of the following events:

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

8.      Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act (15 U.S.C. 78c(a) (26))), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

5.	Accountability for adherence to the Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to the Company address listed above.

Nomination Process

As of December 31, 2016, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

We currently have two paid executives, our Chief Executive Officer, Louis “Tiny” Paveglio and our Chief Financial Officer, Dali Kranzthor. Dali Kranzthor was hired in August of 2016 and only had a partial year of employment with us (the period from August 10, 2016 through December 31, 2016). Dali’s Employment agreement provides for a salary of $105,000 and he was also granted 100,000 shares of the Company’s restricted stock, which was valued based on the value of the stock on the date of grant (August 10, 2016) multiplied by the shares granted, resulting in an expense of the Company of $11,000. On January 1, 2017, we increased our CEO’s salary to $240,000 ($52,000 raise from previous years salary). Mr. Kranzthor’s total compensation for the short period from August 10, 2016 through December 31, 2016 was approximately $49,000 and is included in our consolidated general and administrative expenses.

Name and Principal Position	Year	Salary ($’s)	Bonus ($’s)	Stock Awards ($)	Option Awards ($’s)	All other Compensation	Total
Louis “Tiny” Paveglio, CEO	2016	$168,000	$-	$-	$-	$-	$168,000
	2015	$115,019	$3,000	$-	$-	$-	$118,019

Dali Kranzthor, CFO	2016	$105,000	$1,500	$11,000	$-	$-	$117,500
	2015	$-	$-	$-	$-	$-	$-

Jeff Chartier, President	2016	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-

BOARD OF DIRECTOR COMPENSATION

The Company provides compensation to its independent board members (outside of executive management directors and paid consultants). During the year ended December 31, 2016, the Company added to Board Members, Arthur Weed and Kirstin Gooldy as discussed above. Mr. Weed and Ms. Gooldy were appointed to the Board on March 1, 2016 and May 10, 2016, respectively. They are paid 12,500 shares of restricted common stock per full quarter of service (pro-rated for partial period performance). During the fiscal year ended December 31, 2016 and 2015 we compensated the Independent Board Members with a total of 71,429 and 0 shares, respectively, of the Company’s restricted common stock. Total non-cash expense related to the Board of Directors share issuances included in our consolidated general and administrative expenses at December 31, 2016 and 2015 were $8,588 and $0, respectively.

Presented below are the compensation amounts to each Board of Director member at December 31, 2016 and 2015:

Name and Principal Position	Year	Salary ($’s)	Bonus ($’s)	Stock Awards ($)	Option Awards ($’s)	All other Compensation	Total
Arthur Weed, Director	2016	$-	$-	$5,695	$-	$-	$5,695
	2015	$-	$-	$-	$-	$-	$-

Kirstin Gooldy, Director	2016	$-	$-	$2,893	$-	$-	$2,893
	2015	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Louis “Tiny” Paveglio, CEO, Director, Treasurer	10,890,000	15.76%
Charles W. Teelon, Chairman of the Board (2)	40,917,500	59.22
Jeff Chartier, Director	5,745,000	6.94
All Executive Officers and Directors as a group (3 persons)	56,602,500	81.92%
5% shareholder – None

(1)	Applicable percentages are based on 69,094,049 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Worlds Mall believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Sales and Accounts Receivable

Related Party Sales and Accounts Receivable

We generate a portion of our revenues from a related entity transfer station, owned by our majority shareholder. This related entity uses ours landfill (Sand/Land) as its primary source of disposal for construction and demolition debris. Sand/Land also trucks the disposal costs from our site, either directly or through a third party and bills us accordingly for trucking services. Total revenue generated from the related entity during the years ended December 31, 2016 and 2015 were $729,050 and $890,542 or 12% and 36% of total consolidated revenue, respectively. Total related party accounts receivable as of December 31, 2016 and 2015 related to these sales were approximately $93,450 and $91,250, respectively, or 16% and 16% of total net accounts receivable, respectively.

Related Party Disposal Costs and Accounts Payable

On December 1, 2015, we acquired Gateway, a related entity that was previously owned 50% by our largest shareholder (See note 10, “Acquisitions” for details. Gateway disposes a large portion of their construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the years ended December 31,) 2016 and 2015, were $131,223 and $11,043 respectively. Total related party accounts payable of the consolidated entity as of December 31, 2016 and December 31, 2015, related to these expenses were approximately $16,000 and $17,000, respectively.

Related Party Shareholder Loan

We had a note due to our majority shareholder. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On approximately January 1, 2016, the Note was converted to Series B, 10% cumulative preferred stock and the Note was cancelled. The total converted debt was $2,000,000. The balance of the note as of December 31, 2016 and 2015 was $0 and $2,017,301, respectively. The residual balance of $17,301 that was not converted, was reclassified to a short term, unsecured, non-interest bearing short term payable, included with due to related party on our consolidated balance sheet. Total related party preferred stock was $2,000,000 and $0 as of December 31, 2016 and December 31, 2015, respectively. Total related party accrued dividends at December 31, 2016 and December 31, 2015 were $150,000 and $0, respectively.

On October 15, 2015, we acquired a related entity that was 50% owned by our largest shareholder. As part of that acquisition, we acquired a shareholder note owed to our same majority shareholder. The balance of the note, including accrued interest on the acquisition date was $1,512,753. As discussed above, $1,500,000 of this total was converted to preferred stock on approximately January 1, 2016.

Related Party Acquisitions

On December 31, 2016, we closed on the acquisition of Northeast. This acquired entity was owned 50% by our majority shareholder prior to the acquisition. A second, non-related party owner owned the second 50% of the acquired entity. Northeast was acquired for $100,000 in cash and 1,425,000 shares of our restricted common stock. Our majority shareholder received only restricted common stock consideration of 1,025,000 shares and the second Member of the acquired LLC received 400,000 shares of our restricted common stock and $100,000 cash. The restricted common stock was valued at $0.077 per share, equivalent with the closing price of the quoted market price of NWMH on December 30, 2016, the last trading business day of 2016. Total consideration paid for the acquisition was $209,725, including the $100,000 cash payment and $109,725 in restricted common stock. See note 10, “Acquisitions” of the consolidated financial statements for further information related to the acquisitions and the purchase price allocation for each acquired entity.

On October 15, 2015 and December 1, 2015, we closed on the acquisition of WRE and Gateway, respectively. Each of these acquired entities was owned 50% by the majority shareholder of the Company prior to the acquisitions. In each acquisition, a second owner owned 50% of the acquired entity.

WRE was acquired for a $250,000 owner financed note that was paid in January of 2016 by a related entity on our behalf and 2,750,000 shares of our restricted common stock. Gateway was acquired for $450,000 in cash and a total of 2,400,000 shares of our restricted common stock. Our majority shareholder received only consideration of 1,500,000 and 1,650,000 restricted common stock shares, for a total of 3,150,000 restricted common shares. The 3,150,000 shares restricted common stock shares were not issued as of December 31, 2015, and thus were presented on the balance sheet as common stock subscribed in the equity section of the balance sheet through December 31, 2015. The shares were issued during 2016 and have been reclassified to additional paid in capital, valued at $1 per share, equivalent with the settlement with Strategic Capital Market, the financier of the cash portion of the acquisitions as described below in the stockholders’ deficit footnote (Note 10 of the consolidated financial statements).

See Note 10, “Acquisitions” of the consolidated financial statements for further information related to the acquisitions and the purchase price allocation for each acquired entity.

Related Party Consulting Agreement

Our Chairman of the Board is our consultant and meets with each subsidiary general manager on a regular basis, consulting on matters such as acquisitions and integration, growth plan objectives, operating effectiveness, organization structure, and equipment and financing requirements, among other matters. Total related party consulting expenses incurred and paid to our Chairman for the years ended December 31, 2016 and 2015 were $146,000 and $0, respectively.

Related Party Receivable

We have a consolidated workers’ compensation policy with a related entity transfer station. We loaned this company $8,400 for equipment purchase needs in 2014. The receivable carries 0% interest. The balance of the related party receivable was $8,400 at December 31, 2016 and 2015. The Company also engaged an appraiser for the Sandland Landfill and the transfer station as a single transaction, which Sandland paid for on behalf of both entities and is due from the related party at December 31, 2016. The related party receivable for the workers’ compensation payments at December 31, 2016 and 2015 were $2,279 and $0, respectively. The combined appraisal cost for the Entity during fiscal year ended December 31, 2016 was $12,150. Of this total, $6,075 of the total is due from the related party transfer station for their portion of the appraisal cost. Total due from the related Entity related to the equipment advance, workers compensation consolidated policy and half of the appraisal costs at December 31, 2016 was $16,754.

Related Party Preferred Stock

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

On approximately January 1, 2016, the Company’s Board of Directors approved 10,000,000 shares of Series B, 10%, cumulative preferred stock and $2,000,000 of Shareholder debt was converted into 10,000 shares of the Series B, 10% cumulative preferred stock. During the year ended December 31, 2016 and 2015, $200,000 and $0 of dividends were accrued, respectively, but not paid to the holder. These dividends are included in accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2016 and 2015 and included in earnings as interest expense.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees expensed for Accell Audit and Compliance P.A, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2016 and 2015 were approximately $25,000 and $25,000, respectively. We incurred audit costs from Scrudato and Company for the audit of the financial statements for the year ended December 31, 2015 of $15,000. The Company was required to have fiscal year ended December 31, 2015 re-audited for due to enforcement proceedings against John Scrudato, PA by the PCAOB, withdrawing his license to report on Public Company audits for period of two years.

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

The board of directors has considered the nature and amount of the fees billed by Accell Audit and Compliance, PA and John Scrudato, CPA (previous auditor) and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Accell Audit and Compliance, P.A. and John Scrudato, CPA.

A representative of Accell Audit and Compliance, P.A. is not expected to be at the stockholders’ meeting to answer or respond to Company shareholder questions.

Audit Related Fees

We also incurred fees of approximately $15,000 for the audits of Gateway and WRE for acquisition purposes during the year ended December 31, 2015 performed by John Scrudato, PA. These were nonpublic company audits; the PCAOB disciplinary action did not affect to the audit opinions of Gateway or WRE, as these were under the guidelines of the AICPA, not the PCAOB. These entities were not re-audited. John Scrudato CPA was the lead partner for these acquisitions.

Tax Fees

For our fiscal years ended December 31, 2016 and 2015, we were billed approximately $3,500 and $3,500 respectively, for professional services rendered for tax compliance, tax advice performed by an independent third party accounting Firm located near Tampa, FL (not our auditor). The Company also incurred approximately $10,000 for bookkeeping services performed by this firm during the years ended December 31, 2016 and 2015, respectively.

All Other Fees

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

We have a formal audit committee who pre-approves all services provided by our independent auditors. The pre-approval process has been implemented in response to the new rules and all fees were approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.XSD	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Waste Management Holdings, Inc.

By:	/s/ Louis “Tiny” Paveglio
Louis “Tiny” Paveglio
Chief Executive Officer

Dated: April 17, 2017

By:	/s/ Dali Kranzthor
Chief Financial Officer

Dated: April 17, 2017

