Form 10-Q
period 2017-03-31
National Waste Management Holdings, Inc.
filed 2017-05-19
CIK 1515319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company has 68,919,049 shares outstanding as of May 19, 2017.

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

PART I – FINANCIAL INFORMATION

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

Index to Consolidated Financial Statements

PAGE

Unaudited Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	2
Unaudited Consolidated Statements of Operations for the Three Months March 31, 2017 and 2016	3
Unaudited Consolidated Statements of Cash Flows for the Three months Ended March 31, 2017 and 2016	4
Unaudited Notes to the Consolidated Financial Statements	5-21

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	As of	As of
	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$192,317	$344,617
Accounts receivable, net	706,664	561,049
Prepaids and other current assets	153,179	194,640
Due from related party	19,460	16,754

Total current assets	1,071,620	1,117,060

Property and equipment, net	5,007,586	4,941,285

Other assets:
Goodwill	2,317,965	2,317,965
Intangible assets, net	1,332,412	1,184,259
Secured letter of credit	324,950	324,950
Deferred tax asset	442,210	438,444

Total other assets	4,417,537	4,265,618

Total assets	$10,496,743	$10,323,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$603,525	$648,230
Current portion of long term debt	213,988	155,889
Current portion of related party debt	11,451	-
Current portion of capital lease obligations	31,035	29,753
Due to related party	121,511	73,996
Related party accrued preferred stock dividends	250,000	200,000

Total current liabilities	1,231,510	1,107,868

Long-term liabilities:
Long term debt, net of current portion	564,743	320,451
Related party long term debt, net of current portion	48,549	-
Capital lease obligations, net of current portion	61,270	69,526
Environmental remediation obligation	324,950	324,950
Long term deferred tax liability	657,354	694,476

Total liabilities	$2,888,376	$2,517,271

Commitments and contingencies (see note 5)

Stockholders’ equity:
Common stock, no par value; 250,000,000 shares authorized, 68,919,049 and 69,094,049 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	$6,720,003	$6,717,582
Series A Preferred stock, no par value; 5 shares authorized, 1 share issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Series B Preferred stock, no par value; 10,000,000 shares authorized, 10,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2,000,000	2,000,000
Accumulated deficit	(1,111,636)	(910,890)

Total stockholders’ equity	7,608,367	7,806,692

Total liabilities and stockholders’ equity	$10,496,743	$10,323,963

See the notes to the unaudited consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

		(Restated)
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues	$1,662,256	$1,553,296

Cost of revenues	1,091,523	917,034

Gross profit	570,733	636,262

Selling, general and administrative expenses	740,226	592,248

Income (loss) from operations	(169,493)	44,014

Other income (expenses):
Interest expense	(15,876)	(17,065)
Gain on sale of assets	5,000	-
Other income (expense)	505
Write off of landfill deposits	-	(72,473)
Total other income (expenses)	(10,371)	(89,538)

Loss before income taxes	(179,864)	(45,524)

Income tax expense (benefit)	(29,118)	(4,318)

Net loss	$(150,746)	$(41,206)

Preferred stock dividends	(50,000)	(50,000)

Net loss attributable to common shareholders	$(200,746)	$(91,206)

Net loss per common share:

Basic	$(0.002)	$(0.001)
Diluted	$(0.002)	$(0.001)

Weighted average number of shares outstanding:

Basic	69,060,716	65,568,229
Diluted	69,060,716	65,568,229

See the notes to the unaudited consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

		(Restated)
	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Cash flow from operating activities:
Net loss	$(150,746)	$(41,206)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	276,745	258,151
Non-cash professional expenses	2,421	64,455
Non cash write off of acquisition deposits	-	50,000
Gain on disposition of assets	(5,000)	-
Bad debt expense	245	335
(Increase) decrease in assets:
Accounts receivable, net	(145,860)	(33,809)
Other current assets	41,461	(2,404)
Due from related party	(2,710)
Deposits	-	(4,948)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(44,704)	29,984
Income taxes payable	-	(21,506)
Deferred tax assets and liabilities, net	(21,104)	17,188
Net cash provided by (used in) operating activities	$(49,252)	$316,240

Cash flows from investing activities:
Acquisition of business (cash portion)	(108,000)	-
Purchases of equipment	(14,257)	(51,389)
Net cash used in investing activities	$(122,257)	$(51,389)

Cash flows from financing activities:
Issuance of related party long term-debt	18,000	-
Payments on long term debt	(39,332)	(57,946)
Payments on capital lease obligation	(6,974)	(5,890)
Advance from related party	47,515	-
Net cash provided by (used in) financing activities	$19,209	$(63,836)

Net increase (decrease) in cash	$(152,300)	$201,015
Cash, beginning of period	344,617	344,365
Cash, end of period	$192,317	$545,380

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$15,850	$17,065
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash activities:
Acquisition of business for cash and $270,000 owner financed note (financed portion) and $42,000 of proceeds from related party note payable paid directly to acquisition	$270,000	$-
Purchase of vehicle, financed portion	$71,723	$-
Refinanced debt acquired from Northeast Data Destruction	$60,000	$-
Issuances of shares subscribed	$-	$3,150,000
Short term acquisition note paid on behalf of Company by a related party	$-	$250,000
Conversion of shareholder debt to 10% cumulative preferred stock	$-	$2,000,000
Conversion of shareholder debt to non-interest bearing accrued short term payable (remaining difference from Preferred Conversion of Shareholder Debt)	$-	$17,301
Preferred stock dividends accrued, not paid	$50,000	$50,000
Conversion of related party payable to restricted common stock	$-	$592,829

See the notes to the unaudited consolidated financial statements

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

Basis of Presentation

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements filed with the Securities and Exchange Commission on April 17, 2017; interim disclosures generally do not repeat those in the annual statements.

The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated financial statements include the operations of Sand/Land, WRE and Gateway, together, NWMH.

It is Management’s opinion that all adjustments necessary for a fair presentation of the results for the interim periods have been made and that all adjustments are of a normal recurring nature except for the purchase accounting related to the acquisition of Burt’s Refuse on February 28, 2017. Purchase price accounting and disclosure is only necessary when acquisitions are completed by the Company. See note 10, “Acquisitions” for the purchase price allocation and pro-forma income statement presentation related to the acquisition.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities and associated market interest rates.

The Company adopted Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurements that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

ASC 825-10, “Financial Instruments” permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

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

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

Accounts Receivable, Bad Debts and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for as a percentage of trade accounts receivable based on historical loss experience. As of March 31, 2017 and December 31, 2016, the consolidated allowance for doubtful accounts was $20,000. Consolidated bad debt expense recognized for the three months ended March 31, 2017 and 2016 was $245 and $335, respectively.

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

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

Goodwill

Goodwill consists of the excess of cost over identifiable net tangible and intangible assets of company’s acquired. In accordance with ASC 350, “Intangibles-Goodwill and Other”, the carrying amount of goodwill and intangible assets is to be reviewed at least annually for impairment, and losses in value, if any, will be charged to operations in the period of impairment. Goodwill was determined to not be impaired as of March 31, 2017. The test for impairment was done in accordance with guidance in Accounting Standards Update (“ASU”) 2011-8 for the year ended December 31, 2016; no qualitative factors occurred during the three months ended March 31, 2017 that led the Company to believe goodwill was impaired during that period. ASU 2011-8 permits an entity to evaluate qualitative factors to assess whether impairment is more likely than not to have occurred.

The Company acquired two related entities during 2015, WRE and Gateway, assigning $1,265,406 and $1,006,897 of Goodwill to the purchase prices of those entities, respectively. The Company acquired one related entity and one non-related entity during 2016, assigning $36,053 and $9,609 of goodwill to the purchase prices of those entities, respectively.

Total Goodwill at March 31, 2017 and December 31, 2016 was $2,317,965. See Note 10, “Acquisitions” for the purchase price allocations of the businesses acquired during three months ended March 31, 2017 and December 31, 2016.

Reconciliation of Goodwill:
Total goodwill at December 31, 2015	2,272,303
Goodwill assigned to the acquisition of Sivart on May 11, 2016	36,053
Goodwill assigned to the acquisition of Northeast Data on December 31, 2016	9,609
Total goodwill at March 31, 2017 and December 31, 2016	$2,317,965

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (Continued)

Amortizable Intangible Assets

The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. See note 10, “Acquisitions” for details related to the purchase price allocation of identified definite lived amortizable intangible assets, including customer lists, licenses, permits, and non-compete agreements. The Company has a customer list that was bought from a related party in 2011, a website built in 2015 and engineering costs as part of a 10-year permit renewal with the Department of Environmental Protection. The Company purchased two related entities during 2015, one related business and one unrelated business in 2016, assigning a portion of the purchase prices to amortizable intangible assets, primarily customer lists. See note 4, “Amortizable Intangible Assets” and Note 10, “Acquisitions”.

Advertising Costs

The Company expenses all advertising costs as incurred. Consolidated advertising expenses for the three months ended March 31, 2017 and 2016 were $3,832 and $2,800, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense. For the three months ended March 31, 2017 and 2016, we did not recognize any accrued interest or penalties.

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any tax positions that require disclosure.

As of March 31, 2017, the following tax years are subject to examination:

Jurisdiction	Open Three months for Filed Returns
Federal	December 31, 2013 – 2016

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

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

Selling, General and Administrative Expenses

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

Stock Issued to Non-Employees for Services Rendered

The Company accounts for stock issued to non-employees in accordance with the provisions of ASC 505-50, “Equity Based Payments to Non-Employees.” ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

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

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Property and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Machinery and equipment	$2,558,563	$2,563,838
Transportation equipment	2,524,563	2,380,394
Containers	2,028,714	1,944,969
Airspace	865,076	865,076
Buildings	515,595	515,595
Improvements	338,799	338,799
Land	225,000	225,000
Leased equipment	179,620	179,620
Landfill area	72,098	72,098
Leasehold improvements	15,781	15,781
Office furniture and equipment	6,304	6,304
Total Property, plant and equipment	9,330,113	9,107,474
Less: accumulated depreciation	(4,322,527)	(4,166,189)
Property, plant and equipment, net	$5,007,586	$4,941,285

Depreciation expense for the three months ended March 31, 2017 and 2016 was $203,427 and $185,554, respectively.

Note 4 – Amortizable Intangible Assets

Intangible assets consist of the following at March 31, 2017 and December 31, 2016:

			Amortization
	2017	2016	Period
Customer list	$1,681,560	$1,468,608	5 Years
Website costs	5,954	5,954	3 Years
Licenses and permits	66,318	66,318	10 Years
Non-compete agreements	28,519	20,000	5 Years
Less accumulated amortization	(449,939)	(376,621)
Intangible assets, net	$1,332,412	$1,184,259

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Amortizable Intangible Assets (Continued)

The estimated aggregate amortization expense for each of following five years and thereafter as of March 31, 2017 is as follows:

Year Ending
2017 (Remaining)	$242,103
2018	321,812
2019	320,819
2020	320,819
2021	84,263
Thereafter	42,596
Total	$1,332,412

Amortization expense for the three months ended March 31, 2017 and 2016 was $73,318 and $72,597, respectively.

Impairment expense for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016 was $0, $0 and $159,977, respectively. The 2016 impairment charge was due to four of the significant customers originally included in the customer list valuation for WRE having significantly lower revenues in 2016.

Reconciliation of Amortizable Intangible Assets:

Reconciliation of amortizable Intangibles	Customer Lists	Permits	Non Compete	Website	Total
Balance at December 31, 2015, net	$1,340,889	$65,502	$-	6,962	$1,413,353
Acquisition of Sivart on May 11, 2016	79,547	-	10,000	-	89,547
Acquisition of Northeast on December 31, 2016	135,165	-	10,000	-	145,165
Website discount from vendor	-	-	-	(2,000)	(2,000)
Amortization expense	(293,546)	(4,965)	(1,333)	(1,985)	(301,829)
Impairment charge for WRE Customer list	(159,977)	-	-	-	(159,977)
Balance at December 31, 2016, net	$1,102,078	$60,537	$18,667	2,977	$1,184,259
Acquisition of Burt’s Refuse on February 28, 2017	212,953	-	8,518	-	221,471
Amortization expense	(70,439)	(1,241)	(1,142)	(496)	(73,318)
Balance at March 31, 2017, net	$1,244,592	$59,296	$26,043	2,481	$1,332,412

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 5 – Commitments and Contingencies

General

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome of certain of these litigation matters.

Landfill Related Environmental Remediation

The Company currently operates a fully licensed landfill under approval by the Florida Department of Environmental Protection. As such, the company has set up a reserve allowance of $324,950 against estimated future closing costs. As of December 31, 2016, the Florida Department of Environmental Protection has approved the secured letter of credit cash reserve of $324,950 set aside by the Company at March 31, 2017 and December 31, 2016, respectively, to be in compliance with the financial assurance requirements for long term care cost of the facility. It is reasonably possible that the recorded estimate of the obligation may change in the near term.

Concentrations of Revenues and Receivables

As discussed in Note 8, “Related Party Transactions,” during the three months ended March 31, 2017 and 2016, approximately 10% and 12% of the Company’s revenues were generated from a related party, respectively. As of March 31, 2017 and December 31, 2016, 7% and 16% of consolidated accounts receivable were due from a related party, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

Detail of non-related party long term debt:

	March 31,	December 31,
	2017	2016
Notes payable to various banks, to finance various equipment purchases, payable in monthly installments of between $1,187 and $10,107, with interest rates ranging from 2.39% to 9.63%, maturing from December 30, 2017 through November 2022	$778,731	$476,340
Less current maturities of long-term debt	(213,988)	(155,889)
Long-term debt, net of current portion	$564,743	$320,451

The aggregate annual maturities of non-related party long-term debt are as follows:

Period Ended December 31:
2017 (Remaining)	165,269
2018	206,996
2019	213,369
2020	93,795
2021	73,522
Thereafter	25,780
Total	$778,731

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Capital Leases

During 2014, the Company purchased equipment under a capital lease obligation. The lease is payable in 60 monthly payments of $3,750, beginning December 20, 2014, maturing December 20, 2019. The capital lease is collateralized by the equipment purchased. The capital lease is personally guaranteed by the Chairman and CEO of the Company.

Following is a breakdown of the capital lease obligation as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Capital lease to purchase equipment	$92,305	$99,279
Less current portion of capital lease obligations:	(31,035)	(29,753)
Long-term capital lease obligations, net of current portion	$61,270	$69,526

Minimum future lease payments under the capital leases as of March 31, 2017 are as follows:

Period Ending December 31:
2017 (Remaining)	$33,752
2018	45,003
2019	37,604
Total minimum lease payments	$116,359
Less amount representing interest expense	(24,045)
Present value of minimum lease payments	$92,305
Less current portion of minimum lease payments	(31,035)
Long-term capital lease obligations at March 31, 2017	$61,270

The following is a summary of leased assets included in machinery and equipment as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Leased Equipment	$179,620	$179,620
Less accumulated depreciation	(80,829)	(71,848)
Net leased assets	$98,791	$107,772

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions

Related Party Sales and Accounts Receivable

The Company generates a portion of its revenue from a related entity transfer station, owned by the majority shareholder of the Company. This related entity uses the Company’s landfill (Sand/Land) as its primary source of disposal for construction and demolition debris. Sand/Land also trucks the disposal costs from the Company’s site, either directly or through a third party and bills the Company accordingly for trucking services. Total revenue generated from the related entity during the three months ended March 31, 2017 and 2016 were $167,618 and $181,535 or 10% and 12% of total consolidated revenue, respectively. Total related party accounts receivable as of March 31, 2017 and December 31, 2016 related to these sales were $50,780 and $93,450, respectively, or 7% and 16% of total net accounts receivable, respectively.

Gateway disposes a portion of its construction and debris collected in the related entities transfer station. Total expenses incurred from the related entity during the three months ended March 31, 2017 and 2016, were $36,183 and $34,779 respectively. Total related party accounts payable due to the related entity as of March 31, 2017 and December 31, 2016 were approximately $24,000 and $21,000, respectively.

Related Party Shareholder Loan

The Company had a note due the largest shareholder of the Company. This note was unsecured, had a maturity date of December 31, 2016 and carried a 1% interest rate. On January 1, 2016, the Note was converted to Series B, 10% cumulative preferred stock and the note was cancelled. The total converted debt was $2,000,000. Total related party Series B preferred stock outstanding at March 31, 2017 and December 31, 2016 was $2,000,000. Total related party accrued dividends at March 31, 2017 and December 31, 2016 were $250,000 and $200,000 respectively.

Related Party Acquisitions

On December 31, 2016, the Company closed on the acquisition of Northeast Data Destruction and Recycling, LLC (“Northeast Data”). This acquired entity was owned 50% by the majority shareholder of the Company prior to the acquisition. A second, non-related party owner owned the second 50% of the acquired entity. Northeast was acquired for $100,000 in cash and 1,425,000 shares of the Company’s restricted common stock. The majority shareholder of the Company received only restricted common stock consideration of 1,025,000 shares and the second Member of the acquired LLC received 400,000 shares of the Company’s restricted common stock and $100,000 cash. The restricted common stock was valued at $0.077 per share, equivalent with the closing price of the quoted market price of NWMH on December 30, 2016, the last trading business day of 2016. Total consideration paid for the acquisition was $209,725, including the $100,000 cash payment and $109,725 in restricted common stock. See note 10, “Acquisitions” for further information related to the acquisitions and the purchase price allocation for acquired entity.

Related Party Consulting Agreement

The Chairman of the Board is a consultant for the Company and meets with each subsidiary general manager on a regular basis, consulting on matters such as acquisitions and integration, growth plan objectives, operating effectiveness, organization structure, and equipment and financing requirements, among other matters. Total related party consulting expenses incurred and paid to the Chairman for the three months ended March 31, 2017 and 2016 was $33,000 and $23,000, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Related Party Transactions (Continued)

Related Party Consolidated Workers Compensation Policy and Receivables Due from Related Party Transfer Station for Advances and Expenses Paid on Behalf of the Transfer Station

The Company has a consolidated workers compensation policy with a related entity transfer station company (the “Transfer Station”). The related party receivable for the workers compensation payments at March 31, 2017 and December 31, 2016 were $4,985 and $2,279, respectively. The Company loaned the Transfer Station $8,400 for equipment purchase needs in 2014. The receivable carries 0% interest. The balance of the related party receivable was $8,400 at March 31, 2017 and December 31, 2016. The Company engaged an appraiser for the Transfer Station, which Sandland paid for on behalf of the Transfer Station; $6,075 is due from the related party at March 31, 2017 for the appraisal. Total due from the Related Entity related to the equipment advance, workers compensation consolidated policy and the appraisal costs at March 31, 2017 and December 31, 2016 were $19,460 and $16,754, respectively.

Note 9 – Stockholders’ Deficit

Shares issued to Strategic for Expenses, Deposits and Acquisitions paid for on Behalf of the Company:

At December 31, 2015, the Company had an amount payable due to Strategic Capital Markets, LLC, a previous Financier of the Company who paid public company professional fees on behalf of the Company and assisted in financing acquisitions. The amount due the Company as of December 31, 2015 was $592,829 which was settled for 592,829 shares of the Company’s restricted common stock ($1 per share conversion) during the three months ended March 31, 2016.

Shares granted to independent board of director members for services:

During the three months ended March 31, 2017, the Company granted two-independent members of the Board of Directors a total of 25,000 shares of the Company’s restricted common stock valued at $2,421. Currently, the Company grants each independent director 12,500 shares of the Company’s common stock quarterly, valued based on the 10-day moving average of the stock price at the end of the related quarter.

Shares issued to consultant for professional fees:

The Company entered into an agreement with a consulting firm for investor relation services throughout a 12-month period, from May 10, 2016 through May 9, 2017. A total of 400,000 restricted common shares were granted and distributed to that firm during the year ended December 31, 2016. The granted shares were valued based on the value of the stock on the date of grant, May 10, 2016 of $0.13. The total value of the shares issued was approximately $53,000, amortized monthly over the term of the contract. The Company subsequently cancelled this contract and settled with the vendor to return 200,000 shares of the restricted common stock issued. Total expenses incurred for this contract were $26,300 and restricted common stock valued at approximately $26,300 was returned and common shares outstanding were reversed by 200,000 during the three months ended March 31, 2017.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficit (Continued)

Shares subscribed during the three months ended June 30, 2016:

During the three months ended March 31, 2016, the Company incurred amounts due to a related entity for expenses paid on behalf of the Company by the related entity and for payment of the short-term acquisition note paid on behalf of the Company by the related entity as part of the WRE acquisition, totaling $250,000 during January 2016. The $250,000 acquisition note with WRE was settled for $1 per share of the Company’s stock for a total of 250,000 subscribed shares of the Company’s restricted common stock. The Company settled $112,154 of expenses paid by the third party for expenses incurred by the Company during the period from January 1, 2016 through March 31, 2016, primarily for professional fees for $0.50 per share subscribed, or 224,308 subscribed shares of the Company’s restricted common stock. All shares subscribed due to Strategic as of March 31, 2016 were issued during the three months ended June 30, 2016.

Preferred Stock

Related Party Series A Preferred Stock, No Par Value:

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

Related Party Series B, 10% Cumulative Preferred Stock, No Par Value:

On January 1, 2016, the Company’s Board of Directors approved 10,000,000 shares of Series B, 10%, cumulative preferred stock and $2,000,000 of Shareholder debt was converted into 10,000 shares of the Series B, 10% cumulative preferred stock. During the three months and year ended March 31, 2017 and December 31, 2016, $50,000 and $200,000 of dividends were accrued, respectively, but not paid to the holder. Total related party accrued dividends at March 31, 2017 and December 31, 2016 were $250,000 and $200,000, respectively.

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions

Acquisition of Business – Unrelated Entity – Three Months Ended March 31, 2017

On February 28, 2017, the Company purchased a garbage hauler and roll-off business, servicing both commercial and residential customers in Upstate New York, incorporating it into WRE’s operations. The business was purchased for $420,000.

Operations subsequent to February 28, 2017 are included in the accompanying consolidated financial statements. The purchase price of $420,000 included a $270,000, 5 year, 6% owner financed note, collateralized by a portion of the equipment acquired and a $150,000 cash payment. The acquisition has been accounted for using the purchase method of accounting; the $420,000 purchase was allocated as follows:

Assets
Property and Equipment
Transportation equipment	$95,000
Containers	83,745
Total property and equipment	178,745
Amortizable intangible assets
Customer list	212,953
5 year non-compete agreement	8,518
Total amortizable intangible assets	221,471
Deferred tax assets	19,784
Total purchase price	$420,000

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Acquisition of Business – Unrelated Entity - 2016

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

Related Party Acquisitions - Fiscal Year Ended December 31, 2016

Northeast Data Destruction and Recycling, LLC (Northeast Data)

On March 31, 2016, the Company acquired Northeast Data, an entity that was 50% owned by the majority shareholder of the Company. Northeast Data offers document shredding and destruction, hard-drive shredding, and cardboard recycling services. The Company’s primary operations are in Kingston, NY. The operations of this acquisition were tucked in to WRE operations and extend the service offerings of WRE to Kingston, NY. WRE will also begin to offer document and hard-drive destruction services in the Kingston area.

See the table below summarizing the purchase price paid to the related party owner and the second, non-related party entity:

Party	Cash	Restricted Common Shares	Value Assigned to Shares ($0.077/share)	Total Purchase Price
Majority Shareholder – 50% owner	$-	1,025,000	$78,925	$78,925
Non-related entity - 50% owner	100,000	400,000	30,800	130,800
Total	$100,000	1,425,000	$109,725	$209,725

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Acquisitions (Continued)

Related Party Acquisitions - Fiscal Year Ended December 31, 2016 (Continued)

Northeast Data Destruction and Recycling, LLC (Northeast Data) (Continued)

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

The following pro-forma financial results reflect the historical operating results of acquired entities from the period from January 1, 2016 presenting the three months ended March 31, 2017. No adjustments have been made for synergies that may result from the acquisition. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s future operations.

	March 31, 2017	March 31, 2016
Revenues	$1,766,453	$1,762,702
Net income (loss) from continuing operations	(161,423)	72,344
Net income (loss)	(142,676)	(12,876)
Net income (loss) attributable to common shareholders	(192,676)	(62,876)

Income (loss) per share – basic and diluted	$(0.002)	$(0.001)
Weighted average shares outstanding – basic and diluted	69,060,716	65,568,229

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

Sand/Land specializes in construction and demolition landfill and roll-off services and is headquartered near Tampa, Florida.

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

Our business currently focuses on five distinct businesses related to waste removal and management: 1) Landfill Services; 2) Roll-off Dumpster Services; 3) Commercial and Residential Trash Collection; 4) Transfer Station Operations; and 5) Paper Shredding and Data Destruction.

Results of Operations

Comparison for the three months ended March 31, 2017 and 2016

Sales for the three months ended March 31, 2017 and 2016 were $1,662,256 and $1,553,296, respectively, an increase of $108,960 or 7%. The $108,960 increase is due to the acquisitions of Northeast Data Destruction, LLC (“NDD”) and Burt’s Refuse LLC (“Burt’s) on December 31, 2016 and February 28, 2017, respectively and an increase in roll-off services in Florida.

Cost of revenues for the three months ended March 31, 2017 and 2016 were $1,091,523 and $917,034 respectively, an increase of $174,489 or 19%. This $174,489 increase is due to the acquisitions of NDD and Burt’s, increased fuel prices in our roll-off operations in both Florida and Upstate, NY as well as increased hours for our Rolloff drivers in our Florida operations as we expand our territory and service area.

General and administrative costs for the three months ended March 31, 2017 and 2016 were $740,226 and $592,248, respectively, reflecting an increase of $147,978 or approximately 25%. This $147,978 increase is due to us hiring a Chief Financial Officer to assist in our growth and public company compliance, increased salary to our CEO for expanded responsibilities and travel requirements, increased wages for our workforce and increased healthcare premium costs.

Interest expense was $15,876 and $17,065 for the three months ended March 31, 2017 and 2016, respectively. The decrease is attributable to the payoff of some of our debt during the year ended December 31, 2016 that was still outstanding at 3-31-2016.

Other income and (expenses), net, were $(10,371) and $(89,538) for the three months ended March 31, 2017 and 2016, respectively, a decrease of $79,167 or 88%. This $79,167 decrease is due to us not writing off any deposits in 2017 as we did in 2016.

Net loss for the three months ended March 31, 2017 and 2016 was $150,746 and $41,206, respectively. The increase of $109,540 was highly attributable to the non-cash depreciation and amortization charges to earnings of $276,745 during the three months ended March 31, 2017 as compared to depreciation and amortization charges of $258,151 to earnings during the three months ended March 31, 2016. Also attributable were the factors explained above in explanations of increased cost of services and general and administrative expenses year over year, including higher fuel prices, wages, hiring of a CFO and expansion costs.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations. We intend to use excess cash on hand and cash from operating activities, together with borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. As of March 31, 2017, we had cash and cash equivalents of $192,317 and negative working capital of $159,890 as compared to cash of $344,617 and working capital of $9,192 at December 31, 2016. The primary reason for the negative working capital at March 31, 2017 is due to the accrual of the related party preferred stock dividends. As of March 31, 2017 the preferred stock dividends totaled $250,000; we do not intend to, nor is it required to pay these dividends until working capital allows. The Company has recently used cash to close acquisitions and purchase equipment, including cash payments to NDD of $100,000 shortly after year end and $150,000 to Burt’s on February 28, 2017.

Cash Flows for the Three months Ended March 31, 2017 Compared to the Three months Ended March 31, 2016

Cash flows from operating activities for the three months ended March 31, 2017 provided (used) cash of $(49,252) compared to $316,240 for the three months ended March 31, 2016, a decrease of $365,492 or 100%. This $365,492 decrease was primarily due to the increased net loss during the three months ended march 31, 2017, acquisition related costs that were incurred for closing and implementing operations, and the timing of cash receipts from customers, payments on payables, accrued expenses and taxes. Our cash flows used in investing activities were $122,257 and $51,389 for the three months ended March 31, 2017 and 2016, respectively, an increase of $70,868 or 138%, due to the acquisition of a business which included a $108,000 direct cash payment. Our cash flows from (used in) financing activities were $19,209 and $(63,836) during the three months ended March 31, 2017 and 2016, respectively, an increase of $83,045 or 130%. The $83,045 increase is due to the issuance of related party debt to assist in the closing of Burts, an advance from a related party and payments on existing debt decreasing during the three months ended March 31, 2017 due to the payoff of some of the Companies debt during the year ended December 31, 2016.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Date: May 19, 2017

NATIONAL WASTE MANAGEMENT HOLDINGS, INC.

/s/ Louis Paveglio
Name: Louis Paveglio
Chief Executive Officer
(Principal Executive Officer)

/s/ Dali Kranzthor
Name: Dali Kranzthor
Chief Financial Officer
(Principal Financial Officer)

